Form 10-Q
period 2003-06-30
MEWBOURNE ENERGY PARTNERS 03-A LP
filed 2003-08-14
CIK 1170797

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003

                                       or

[ ] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______ to________

                        Commission File No. 333-85994-01

                      MEWBOURNE ENERGY PARTNERS 03-A, L.P.


         Delaware                           27-0055431
------------------------------        ----------------------
(State or jurisdiction of               (I.R.S. Employer
incorporation or organization)        Identification Number)

3901 South Broadway, Tyler, Texas                75701
-------------------------------------------------------------
(Address of principal executive offices)       (Zip Code)

Registrant's Telephone Number, including area code:(903) 561-2900

                                 Not Applicable
                                 --------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

                      MEWBOURNE ENERGY PARTNERS 03-A, L. P.



                                      INDEX


                                                                           Page No.
Part I - Financial Information

  Item 1. Financial Statements

          Balance Sheet -
            June 30, 2003 (Unaudited)                                         3

          Statement of Cash Flows (Unaudited) -
            For the period February 19, 2003 (date of inception)
            through June 30, 2003                                             4

          Statement of Changes In Partners' Capital (Unaudited) -
            For the period February 19, 2003 (date of inception)
            through June 30, 2003                                             5

          Notes to Financial Statements                                       6

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               7

  Item 4. Disclosure Controls and Procedures                                  8


Part II - Other Information

  Item 1. Legal Proceedings                                                   8

  Item 6. Exhibits and Reports on Form 8-K                                    8

                      MEWBOURNE ENERGY PARTNERS 03-A, L. P.

                         Part I - Financial Information

Item 1.  Financial Statements


                                  BALANCE SHEET
                                  June 30, 2003
                                   (Unaudited)



ASSETS


Cash                              $        100
                                  ------------


    Total assets                  $        100
                                  ============


PARTNERS' CAPITAL
    General partners              $        100
    Limited partners                         0
                                  ------------
         Partners' capital        $        100
                                  ============










                     The accompanying notes are an integral
                        part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 03-A, L. P.


                             STATEMENT OF CASH FLOWS
               For the period February 19,2003 (date of inception)
                              through June 30, 2003
                                   (Unaudited)




Cash flows from financing activities:

  Capital contributions from partners                  $   100
                                                       -------

Cash, end of period                                    $   100
                                                       -------







                  The accompanying notes are an integral part
                          of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 03-A, L. P.

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
              For the period February 19, 2003 (date of inception)
                              through June 30, 2003
                                   (Unaudited)



                                             General         Limited
                                            Partners         Partners           Total
                                          ------------     ------------     ------------


Partners capital at February 19, 2003     $         --     $         --     $         --
(date of inception)
Contributions                             $        100     $         --     $        100
                                          ------------     ------------     ------------
Balance at June 30, 2003                  $        100     $         --     $        100
                                          ------------     ------------     ------------








                   The accompanying notes are an integral part
                          of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 03-A, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Accounting Policies

In the opinion of management, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position, cash flows and partners' capital for the periods presented.

2.       Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 03-A, L.P., (the "Partnership"), a Delaware limited partnership formed on February 19, 2003, is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico. As of June 30, 2003, the only financial activity which had occurred was the receipt of the organizational contribution of $100. The offering of limited and general partnership interests began on May 16, 2003. As of July 9, 2003, interests aggregating $18,000,000 had been sold to 710 subscribers of which $16,107,000 were sold to 644 subscribers as general partner interests and $1,893,000 were sold to 66 subscribers as limited partner interests.

3.       Financial Statement Presentation

From the period February 19, 2003 to June 30, 2003, the Registrant conducted no business activity. Therefore, there are no items of income or expense for the reporting period and, accordingly a statement of income is not provided.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Mewbourne Energy Partners 03-A, L.P. (the "Partnership") was formed February 19, 2003. Mewbourne Development Corporation ("MD") is the Managing Partner, and has the power and authority to manage, control and administer all partnership affairs. As of June 30, 2003, the only financial activity which had occurred was the receipt of the organizational contribution of $100. The offering of limited and general partnership interests began on May 16, 2003. As of July 9, 2003, interests aggregating $18,000,000 had been sold to 710 subscribers of which $16,107,000 were sold to 644 subscribers as general partner interests and $1,893,000 were sold to 66 subscribers as limited partner interests.

Liquidity and Capital Resources

Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowing is anticipated.


Results of Operations

The Registrant had not commenced operations prior to the period ended June 30, 2003, therefore, there are no items of income or expense.

Item 4. Disclosure Controls and Procedures

Mewbourne Development Corporation ("MDC"), the Managing General Partner of the Partnership, maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. Within 90 days prior to the filing of this report, MDC's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MDC's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC's rules and forms. There have been no significant changes in MDC's internal controls or in other factors which could significantly affect internal controls subsequent to the date MDC carried out its evaluation.



Part II - Other Information



Item 1. Legal Proceedings

         None.


Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits


           EXHIBIT
           NUMBER     DESCRIPTION

            31.1 Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

            31.2 Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

            32.1 Certification of Principal Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of Principal Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b) Reports on Form 8-K - none

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                           MEWBOURNE ENERGY PARTNERS 03-A, L.P.

                                           By: Mewbourne Development Corporation
                                               Managing General Partner




Date: August 13, 2003                      By: /s/ Alan Clark
                                               ---------------------------------
                                                     Alan Clark, Treasurer