Form 10-Q
period 2003-09-30
MEWBOURNE ENERGY PARTNERS 03-A LP
filed 2003-11-13
CIK 1170797

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003

                                       or

[ ] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from        to
                                       --------  --------

                        Commission File No. 333-85994-01

                      MEWBOURNE ENERGY PARTNERS 03-A, L.P.


         Delaware                                          27-0055431
------------------------------                       ----------------------
(State or jurisdiction of                              (I.R.S. Employer
incorporation or organization)                       Identification Number)

3901 South Broadway, Tyler, Texas                75701
-------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's Telephone Number, including area code:(903) 561-2900

                                 Not Applicable
             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [X] Yes    [ ] No

                      MEWBOURNE ENERGY PARTNERS 03-A, L. P.

                                      INDEX

Part I - Financial Information                                                  Page No.
  Item 1.     Financial Statements

              Balance Sheet -                                                       3
                 September 30, 2003 (Unaudited)

              Statements of Loss (Unaudited) -                                      4
                 For the three months ended September 30, 2003
                 and the period from February 19, 2003 (date of inception)
                 through September 30, 2003

              Statement of Cash Flow (Unaudited) -                                  5
                 For the period from February 19, 2003 (date of inception)
                 through September 30, 2003

              Statement of Changes In Partners' Capital (Unaudited) -               6
                 For the period from February 19, 2003 (date of inception)
                 through September 30, 2003

              Notes to Financial Statements                                         7

  Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                   8

  Item 4. Disclosure Controls and Procedures                                        9

Part II - Other Information

  Item 1.  Legal Proceedings                                                        9

  Item 6.  Exhibits and Reports on Form 8-K                                         9

                      MEWBOURNE ENERGY PARTNERS 03-A, L. P.

                         Part I - Financial Information

Item 1.  Financial Statements

                                  BALANCE SHEET
                               September 30, 2003
                                   (Unaudited)

ASSETS

Cash and cash equivalents                                          $ 16,105,016
Accounts receivable, affiliate                                           18,645
                                                                   ------------
Total current assets                                                 16,123,661
                                                                   ------------

Oil and gas properties at cost,
   full cost method                                                   3,104,617
Less accumulated depreciation,
   depletion and amortization                                           (94,716)
                                                                   ------------
                                                                      3,009,901
                                                                   ------------
    Total assets                                                   $ 19,133,562
                                                                   ============

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate                                        $  1,172,607
                                                                   ------------

Asset retirement obligation                                              28,251
                                                                   ------------

Partners' capital
   General partners                                                  16,046,781
   Limited partners                                                   1,885,923
                                                                   ------------
    Total partners' capital                                          17,932,704
                                                                   ------------

Total liabilities and partners' capital                            $ 19,133,562
                                                                   ============

                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 03-A, L. P.

                               STATEMENTS OF LOSS
                For the three months ended September 30, 2003 and
              the period from February 19, 2003 (date of inception)
                           through September 30, 2003
                                   (Unaudited)

                                               Three Months Ended   Nine Months Ended
                                               September 30, 2003   September 30, 2003
                                               ------------------   ------------------
Revenues and other income:

Oil and gas sales                                   $ 18,645             $ 18,645
Interest income                                       14,450               14,450
                                                    --------             --------
Total revenues and other income                       33,095               33,095
                                                    --------             --------

Expenses:

Lease operating expense                                  707                  707
Production taxes                                       1,787                1,787
Administrative and general expense                     2,627                2,627
Depreciation, depletion and amortization              11,071               11,071
Cost ceiling write-down                               83,645               83,645
Asset retirement obligation accretion                    554                  554
                                                    --------             --------

Net loss                                            $(67,296)            $(67,296)
                                                    ========             ========

Allocation of net loss:

General partners                                    $(60,219)            $(60,219)
                                                    --------             --------
Limited partners                                    $ (7,077)            $ (7,077)
                                                    --------             --------

Basic and diluted net loss per
 limited and general partner interest
 (18,000 interests outstanding)                     $  (3.74)            $  (3.74)
                                                    --------             --------

                     The accompanying notes are an integral
                        part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 03-A, L. P.


                             STATEMENT OF CASH FLOW
            For the period from February 19, 2003 (date of inception)
                           through September 30, 2003
                                   (Unaudited)

                                                                   2003
                                                               ------------
Cash flows from operating activities:
   Net loss                                                    $    (67,296)
   Adjustment to reconcile net loss to net cash
     provided by operating activities:
       Depreciation, depletion and amortization                      11,071
       Cost ceiling write-down                                       83,645
       Asset retirement obligation accretion                            554
       Changes in operating assets and liabilities:
         Accounts receivables, affiliate                            (18,645)
         Accounts payable, affiliate                                  1,786
                                                               ------------
     Net cash provided by operating activities                       11,115
                                                               ------------

Cash flows from investing activities:
   Additions to oil and gas properties                           (1,906,099)
                                                               ------------
     Net cash used in investing activities                       (1,906,099)
                                                               ------------

Cash flows from financing activities:
   Capital contributions from partners                           18,000,000
                                                               ------------
     Net cash provided by financing activities                   18,000,000
                                                               ------------

Net increase in cash and cash equivalents                        16,105,016

Cash and cash equivalents, beginning of period                            0
                                                               ------------

Cash and cash equivalents, end of period                       $ 16,105,016
                                                               ============

                     The accompanying notes are an integral
                        part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 03-A, L. P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
            For the period from February 19, 2003 (date of inception)
                           through September 30, 2003
                                   (Unaudited)

                                           General                  Limited
                                           Partners                 Partners                   Total
                                         ------------             ------------             ------------
Balance at February 19, 2003             $          0             $          0             $          0
Capital contributions                      16,107,000                1,893,000               18,000,000
Net loss                                      (60,219)                  (7,077)                 (67,296)
                                         ------------             ------------             ------------
Balance at September 30, 2003            $ 16,046,781             $  1,885,923             $ 17,932,704
                                         ============             ============             ============

                     The accompanying notes are an integral
                        part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 03-A, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Accounting Policies

In the opinion of management, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position, results of operations, cash flows and partners' capital for the periods presented. The results of operations for the interim periods are not necessarily indicative of the final results expected for the full year.


2.       Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 03-A, L.P., (the "Partnership"), a Delaware limited partnership formed on February 19, 2003, is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico. The offering of limited and general partnership interests began May 16, 2003 as a part of an offering registered under the name Mewbourne Energy Partners 02-03 Drilling Programs and concluded July 9, 2003, with total investor contributions of $18,000,000.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2003, approximately $1.3 million of capitalized costs were excluded from amortization. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a periodic ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.


3.       Asset Retirement Obligation

In accordance with FAS 143, the Partnership has recognized an estimated liability for future oil and gas well plugging and abandonment costs. The estimated liability is based on historical experience and estimated well lives. The liability is discounted using the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements.

A reconciliation of the Partnership's liability for well plugging and abandonment costs for the period from February 19, 2003 (date of inception) to September 30, 2003, is as follows:

Balance upon adoption at February 19, 2003            $     0
Liabilities incurred                                   27,697
Accretion expense                                         554
                                                      -------

Balance at September 30, 2003                         $28,251
                                                      -------

4.       Organization and Related Party Transactions:

The Partnership was organized on February 19, 2003. Mewbourne Development Corporation (MD) is managing general partner and Mewbourne Oil Company (MOC) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 03-A, L.P. (the "Partnership")was formed February 19, 2003. The offering of limited and general partnership interests began on May 16, 2003 and concluded on July 9, 2003, with investor partner contributions of $18,000,000.

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. At September 30, 2003, 5 wells had been drilled and were productive and 2 wells were drilled and abandoned. 24 additional wells are expected to be drilled by December 2003.

Additional drilling on the prospects and operations will be conducted with available funds generated from oil and gas activities and initial contributions. No bank borrowing is anticipated. The Partnership had net working capital of $14,951,054 at September 30, 2003.

No cash distributions have been made to the investor partners as of September 30, 2003. The Partnership expects that cash distributions will occur as additional wells are drilled and oil and gas revenues are sufficient to produce cash flows from operations.

The sale of crude oil and natural gas produced by the Partnership will be affected by a number of factors which are beyond the Partnership's control. These factors include the price of crude oil and natural gas, the fluctuating supply of and demand for these products, competitive fuels, refining, transportation, extensive federal and state regulations governing the production and sale of crude oil and natural gas, and other competitive conditions. It is impossible to predict with any certainty the future effect of these factors on the Partnership.

Results of Operations

Revenues and other income during the three months ended September 30, 2003 and the period from February 19, 2003 (date of inception) to September 30, 2003 totaled $33,095, and consisted of oil and gas sales of $18,645 and interest income of $14,450. Production volumes during the three month period ended September 30, 2003 and the period from February 19, 2003 (date of inception) to September 30, 2003 were approximately 4,194 mcf of gas at a corresponding average realized price of $4.45 per mcf of gas. Expenses totaling $100,391, consisting primarily of lease operating expenses in the amount of $707, production taxes in the amount of $1,787, depreciation, depletion, and amortization in the amount of $11,071, and cost ceiling write-down in the amount of $83,645 resulted in net loss of $67,296 for the three months ended September 30, 2003 and the period from February 19, 2003 (date of inception) to September 30, 2003.

The Partnership's oil and gas production should increase during the remainder of 2003 as additional wells are completed and oil and gas production is sold. Interest income should decrease in 2003 as the available cash is utilized for drilling and equipping of such wells. The Partnership expects that drilling and completion costs will increase during the remainder of 2003 and that production costs, operating expenses and depletion provisions will increase.

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

Part II - Other Information

Item 1.  Legal Proceedings

                  None.

Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibits - filed herewith.

                  31.1 Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

                  31.2 Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

                  32.1 Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

                  32.2 Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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


                                      MEWBOURNE ENERGY PARTNERS 03-A, L.P.

                                      By: Mewbourne Development Corporation
                                          Managing General Partner



Date: November 13, 2003               By: /s/ Alan Clark
                                          -------------------------------
                                          Alan Clark, Treasurer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                  DESCRIPTION
------                  -----------

31.1     Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of
         2002.

31.2     Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of
         2002.

32.1     Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of
         2002.

32.2     Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of
         2002.