Form 10-K
period 2003-12-31
MEWBOURNE ENERGY PARTNERS 03-A LP
filed 2004-03-30
CIK 1170797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 333-85994-01

MEWBOURNE ENERGY PARTNERS 03-A, L. P.

Delaware	27-0055431

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3901 South Broadway, Tyler, Texas	75701

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (903) 561-2900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the act:
Limited and general partnership interest $1,000 per interest

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

No market currently exists for the limited and general partnership interest of the registrant. Based on original purchase price the aggregate market value of limited and general partnership interest owned by non-affiliates of the registrant is $18,000,000.

The following documents are incorporated by reference into the indicated parts of this Annual Report on Form 10-K: Part of the information called for by Part IV of the Annual Report on Form 10-K is incorporated by reference from the Registrant’s Registration Statement on Form S-1, File No. 333-85994-01.

PART I

ITEM 1. Business

Mewbourne Energy Partners 03-A, L.P. (the “Registrant”) is a limited partnership organized under the laws of the State of Delaware on February 19, 2003 (date of inception). Its managing general partner is Mewbourne Development Corporation, a Delaware corporation (“MD”).

A Registration Statement was filed pursuant to the Securities Act of 1933, as amended, registering limited and general partnership interests in a series of two Delaware limited partnerships formed under Mewbourne Energy 02-03 Drilling Programs. General and limited partnership interests were offered at $1,000 each. The maximum offering amount was $18,000,000 (18,000 interests) per partnership. The Registrant was declared effective by the Securities and Exchange Commission on May 16, 2003. On July 9, 2003, the offering of limited and general partnership interests in the Registrant was closed, with interests aggregating $18,000,000 being sold to 710 subscribers of which $16,107,000 were sold to 644 subscribers as general partner interests and $1,893,000 were sold to 66 subscribers as limited partner interests.

The Registrant engages primarily in oil and gas development and production and is not involved in any other industry segment. See the selected financial data in Item 6 and the financial statements in Item 8 of this report for a summary of the Registrant’s revenue, income and identifiable assets.

The Registrant has acquired interests in oil and gas prospects for the purpose of development drilling. At December 31, 2003, 23 wells had been drilled and were productive and 7 wells were drilled and abandoned. The following table summarizes the Registrant’s drilling activity from February 19, 2003 (date of inception) through December 31, 2003:

	Gross		Net
	Dry	Productive	Dry	Productive
Development wells	7	23	1.542	4.211

The sale of crude oil and natural gas produced by the Registrant will be affected by a number of factors that are beyond the Registrant’s control. These factors include the price of crude oil and natural gas, the fluctuating supply of and demand for these products, competitive fuels, refining, transportation, extensive federal and state regulations governing the production and sale of crude oil and natural gas, and other competitive conditions. It is impossible to predict with any certainty the future effect of these factors on the Registrant.

The Registrant does not have long-term contracts with purchasers of its crude oil or natural gas. The market for crude oil is such that the Registrant anticipates it will be able to sell all the crude oil it can produce. Natural gas will be sold to local distribution companies, gas marketers and end users on the spot market. The spot market reflects immediate sales of natural gas without long-term contractual commitments. The future market condition for natural gas cannot be predicted with any certainty, and the Registrant may experience delays in marketing natural gas production and fluctuations in natural gas prices.

Many aspects of the Registrant’s activities are highly competitive including, but not limited to, the acquisition of suitable drilling prospects and the procurement of drilling and related oil field equipment, and are subject to governmental regulation, both at Federal and state levels. The Registrant’s ability to compete depends on its financial resources and on the managing general partner’s staff and facilities, none of which are significant in comparison with those of the oil and gas exploration, development and production industry as a whole. Federal and state regulation of oil and gas operations generally includes drilling and spacing of wells on producing acreage, the imposition of maximum allowable production rates, the taxation of income and other items, and the protection of the environment.

The Registrant does not have any employees of its own. MD is responsible for all management functions. Mewbourne Oil Company (“MOC”), a wholly owned subsidiary of Mewbourne Holdings, Inc., which is also the parent of the Registrant’s managing general partner, has been appointed Program Manager and is responsible for activities in accordance with a Drilling Program Agreement entered into by the Registrant, MD and MOC. At March 29, 2004, MOC employed 139 persons, many of whom dedicated a part of their time to the conduct of the Registrant’s business during the period for which this report is filed.

The production of oil and gas is not considered subject to seasonal factors although the price received by the Registrant for natural gas sales will generally tend to increase during the winter months. Order backlog is not pertinent to the Registrant’s business.

ITEM 2. Properties

The Registrant’s properties consist primarily of leasehold interests in properties on which oil and gas wells are located. Such property interests are often subject to landowner royalties, overriding royalties and other oil and gas leasehold interests.

Fractional working interests in developmental oil and gas prospects located primarily in the Anadarko Basin of Western Oklahoma, the Texas Panhandle, and the Permian Basin of New Mexico and West Texas, were acquired by the Registrant. At December 31, 2003, 23 wells had been drilled and were productive and 7 wells had been drilled and abandoned.

ITEM 3. Legal Proceedings

     1. Faulconer Resources 2000, LP, et al. v. Mewbourne Oil Company; No. CV-2004-56 JWF; In the Fifth Judicial District Court, Eddy County New Mexico

     Plaintiffs Faulconer filed suit February 13, 2004 for Declaratory Judgment, Tortuous Interference with Leasehold Interest, Temporary Restraining Order and Preliminary Injunction, seeking direct and consequential damages for breach of duties, attorneys fees and punitive damages for tortuous interference with malice. Plaintiffs seek an injunction to deny Mewbourne Oil Company (“MOC”) the opportunity to drill its La Huerta “30” Fee Com. No. 1 well, in which the partnership owns a working interest.

     Plaintiffs claim that MOC has no right to cause the wellbore of the La Huerta well to traverse the underground rock strata in the SE/4 of Section 19 and the NE/4 of Section 30 on its way to a bottom hole location in the SE/4 of Section 30, all in Township 21 South, Range 27 East, Eddy County, New Mexico. Plaintiffs own no interest in the SE/4 of Section 30, but do own oil and gas leasehold interests in the SE/4 of Section 19 and the NE/4 of Section 30, subject to a current Farmout Agreement with MOC as Farmee and Plaintiffs as Farmor. Plaintiffs claim the right to exclude MOC’s La Huerta’s wellbore from proceeding through the underground rock strata where Plaintiffs own oil and gas leasehold interests. Plaintiffs assert MOC’s wellbore would constitute a permanent trespass, causing Plaintiffs irreparable injury and seek to enjoin the drilling of the well. Plaintiffs claim MOC’s filing of an application to drill the well with regulatory bodies constitutes a deliberate and malicious interference with the contractual relationships between Plaintiffs and their lessors.

     MOC believes it has the right to drill its La Huerta well as planned. The bottom hole location for the well is within a residential area nearby the city of Carlsbad, New Mexico. A surface location for the well within the SE/4 of Section 30 is not feasible or appropriate due to the proximity of residences and the inability to construct and use a natural gas pipeline to gather and transport natural gas produced by the well. Thus, MOC proposes to drill a deviated well from a surface location within the SE/4 of Section 19,for which MOC has acquired a surface use easement and agreement. The wellbore would traverse the SE/4 of Section 19 and the NE/4 of Section 30 before entering MOC’s leasehold area in the S/2 of Section 30. After MOC notified Plaintiffs of MOC’s plans, Plaintiffs asserted that MOC did not have authority to execute its plans without Plaintiffs consent and sued MOC. Plaintiffs have refused to consent to MOC’s plans unless MOC gives Plaintiffs a substantial working interest in the La Huerta well.

     Plaintiff’s’ presented their application for preliminary injunction to the court on March 3, 2004. MOC vigorously contested Plaintiffs’ claims. MOC believes that Plaintiffs should not be permitted to block the drilling of the La Huerta well unless Plaintiffs can show that their leasehold rights in the SE/4 of Section 19 and the NE/4 of Section 30 would be interfered with unreasonably by MOC’s well. MOC further believes Plaintiffs failed to prove such unreasonable interference would occur as a result of the drilling of the La Huerta well. By Order dated March 17, 2004, the court denied Plaintiffs’ application for injunctive relief, finding that MOC would not be trespassing upon Plaintiffs’ oil and gas leasehold estates, that MOC’s operations would not interfere with operation of Plaintiffs’ oil and gas leasehold interests, either surface or subsurface and that Plaintiffs would not suffer irreparable damage in any respect. Plaintiffs have advised MOC that they will appeal the Court’s ruling. MOC does not believe the Court’s order will be reversed on appeal. Accordingly, MOC has commenced drilling operations on the La Huerta “30” No. 1-Y well in keeping with the Court’s order and to prevent drainage and protect its correlative rights.

ITEM 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the period ended December 31, 2003 covered by this report.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

At March 29, 2004, the Registrant had 18,000 outstanding limited and general partnership interests held of record by 710 subscribers. There is no established public or organized trading market for the limited and general partnership interests.

Revenues which, in the sole judgement of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement. Distributions made to limited and general partners during the period from February 19, 2003 (date of inception) through December 31, 2003 were $180,000.

ITEM 6. Selected Financial Data

The following table sets forth selected financial data for the period from February 19, 2003 (date of inception) through December 31, 2003:

Operating results:
Oil and gas sales	$370,391
Net income	$99,165
Net income per limited and general partner interest	$5.51

At year end:
Total Assets	$18,392,821
Cash Distributions	$180,000

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Mewbourne Energy Partners 03-A, L.P. (the “Registrant”) was organized as a Delaware limited partnership on February 19, 2003. The offering of limited and general partner interests began May 16, 2003 as part of an offering registered under the name Mewbourne Energy 02-03 Drilling Programs. The offering of limited and general partner interests in the Registrant concluded July 9, 2003, with total investor partner contributions of $18,000,000.

The Registrant was formed to engage primarily in the business of drilling development wells, to produce and market crude oil and natural gas produced from such properties, to distribute any net proceeds from operations to the general and limited partners and to the extent necessary, acquire leases which contain drilling prospects. The economic life of the Registrant depends on the period over which the Registrant’s oil and gas reserves are economically recoverable.

Results of Operations

Because the Registrant was formed during the period covered by this report, no trend analysis based on yearly changes in liquidity, capital resources or results of operations is available.

Revenues and other income during the period from February 19, 2003 (date of inception) through December 31, 2003 totaled $420,182, and consisted of oil and gas sales in the amount of $370,391, and interest income in the amount of $49,791. Gas production volumes during the period ended December 31, 2003 amounted to approximately 69,676 mcf of gas at a corresponding average realized price of $4.69 per mcf of gas. Oil production volumes during the period ended December 31, 2003 amounted to approximately 1,457 bbls of oil at a corresponding average realized price of $29.88 per bbl of oil. Expenses totaling $321,017, consisted primarily of depreciation, depletion and amortization in the amount of $173,088,and a cost ceiling write-down of $83,646. Lease operating expenses totaled $22,525. Production taxes were $27,668. Administrative and general expenses were $5,371. Asset retirement obligation accretion expenses were $8,719. At December 31, 2003, 23 wells had been drilled and were productive and 7 wells had been drilled and abandoned. The Registrant’s oil and gas revenues should increase during 2004 as additional wells are completed and oil and gas production is sold. Interest income should decrease in 2004 as the remaining wells are drilled and the available cash is utilized for the equipping of such wells. The Registrant expects that drilling and completion costs will decrease during 2004 and that lease operating cost and depletion provisions will increase.

Liquidity and capital resources

Net cash increased by $5,551,936 during the period from February 19, 2003 (date of inception) through December 31, 2003. Approximately $12,653,947 of the net initial partners’ capital of $18,000,000 was used for drilling and completion and prepaid well costs. Capital requirements in the future are expected to be paid with the initial partners’ capital. Management believes that funds are sufficient to complete the wells for which funds have been committed. Under certain circumstances, as provided in the Registrant’s Partnership Agreement, the Registrant may use revenues and/or borrow monies, either through a financial institution or through an affiliate of MD, to fund additional capital requirements. Revenues which, in the sole judgement of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates inherent in the Registrant’s financial statements include the estimate of oil and gas reserves as reported in the footnotes to the financial statements. Changes in oil and gas prices, changes in production estimates and the success or failure of future development activities could have a significant effect on reserve estimates. The reserve estimates directly impact the computation of depreciation, depletion and amortization, and the ceiling test for the Registrant’s oil and gas properties.

The Registrant follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. Oil and gas properties are subject to an annual ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. The present value of future net cash flows has been prepared assuming year-end selling prices, year end development and production cost and a 10 percent annual discount rate.

All financing activities of the Registrant are reported in the financial statements. The Registrant does not engage in any off-balance sheet financing arrangements.

Organization and Related Party Transactions

The Partnership was organized on February 19, 2003. Mewbourne Development Corporation (MD) is managing general partner and Mewbourne Oil Company (MOC) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

Reimbursement to MOC for supervision and other operator charges totaled $389,778 for the period February 19, 2003 (date of inception) through December 31, 2003. Services and operator charges are billed in accordance with the program and partnership agreements.

In general, during any particular calendar year the total amount of administrative expenses allocated to the Partnership shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus ..25% of the capital contributions of limited and general partners. Under this arrangement, there were $654 allocated to the Partnership during the period ended December 31, 2003.

The Partnership participates in oil and gas activities through an income tax partnership, the Program. The Partnership and MD are parties to the Program agreement. The costs and revenues of the Program are allocated to MD and the Partnership as follows:

	Partnership	MD
Revenues:
Proceeds from disposition of depreciable and depletable properties	60%	40%
All other revenues	60%	40%
Costs and expenses:
Organization and offering costs (1)	0%	100%
Lease acquisition costs (1)	0%	100%
Tangible and intangible drilling costs (1)	100%	0%
Operating costs, reporting and legal expenses, general and administrative expenses and all other costs	60%	40%

(1) As noted above, pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which will approximate 30% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less that 30% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program’s total capital costs reaches approximately 30%.

The Partnership’s financial statements reflect its respective proportionate interest in the Program.

ITEM 8. Financial Statements and Supplementary Data

The required financial statements of the Registrant are contained in a separate section of this report following the signature attestation. See “Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K”.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Mewbourne Development Corporation (“MDC”), the Managing General Partner of the Partnership, maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. Within 90 days prior to the filing of this report, MDC’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MDC’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. There have been no significant changes in MDC’s internal controls or in other factors which could significantly affect internal controls subsequent to the date MDC carried out its evaluation.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The Registrant does not have any officers or directors. Under the Registrant’s Partnership Agreement, the Registrant’s managing general partner, MD, is granted the exclusive right and full authority to manage, control and administer the Registrant’s business. MD is a wholly-owned subsidiary of Mewbourne Holdings, Inc.

Set forth below are the names, ages and positions of the directors and executive officers of MD, the Registrant’s managing general partner. Directors of MD are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified.

	Age as of
	December 31,
Name	2003	Position
Curtis W. Mewbourne	68	President and Director

J. Roe Buckley	41	Vice President and Chief
		Financial Officer

Alan Clark	51	Treasurer

Michael F. Shepard	57	Secretary and General
		Counsel

Dorothy M. Cuenod	43	Assistant Secretary
		and Director

Ruth M. Buckley	42	Assistant Secretary
		and Director

Julie M. Greene	40	Assistant Secretary
		and Director

     Curtis W. Mewbourne, age 68 formed Mewbourne Holdings, Inc. in 1965 and serves as Chairman of the Board and President of Mewbourne Holdings, MOC and MD. He has operated as an independent oil and gas producer for the past 39 years. Mr. Mewbourne received a Bachelor of Science Degree in Petroleum Engineering from the University of Oklahoma in 1957. Mr. Mewbourne is the father of Dorothy M. Cuenod, Ruth M. Buckley, and Julie M. Greene and the father-in-law of J. Roe Buckley.

     J. Roe Buckley, age 41 joined Mewbourne Holdings, Inc. in July, 1990 and serves as Vice President and Chief Financial Officer of both MD and MOC. Mr. Buckley was employed by MBank Dallas from 1985-1990 where he served as a commercial loan officer. He received a Bachelor of Arts in Economics from Sewanee in 1984. Mr. Buckley is the son-in-law of Curtis W. Mewbourne and is married to Ruth M. Buckley. He is also the brother-in-law of Dorothy M. Cuenod and Julie M. Greene.

     Alan Clark, age 51, joined Mewbourne Oil Company in 1979 and serves as Treasurer and Controller of both MD and MOC. Prior to joining MOC, Mr. Clark was employed by Texas Oil and Gas Corporation as Assistant Supervisor of joint interest accounting from 1976 to 1979. Mr. Clark has served in several accounting/finance positions with Mewbourne Oil Company prior to his current assignment. Mr. Clark received a Bachelor of Business Administration from the University of Texas at Arlington.

     Michael F. Shepard, age 57 joined MOC in 1986 and serves as Secretary and General Counsel of MD. He has practiced law exclusively in the oil and gas industry since 1979 and formerly was counsel with Parker Drilling Company and its Perry Gas subsidiary for seven years. Mr. Shepard holds the Juris Doctor degree from the University of Tulsa where he received the National Energy Law and Policy Institute award as the outstanding graduate in the Energy Law curriculum. He received a B.A. degree, magna cum laude, from the University of Massachusetts in 1976. Mr. Shepard is a member of the bar in Texas and Oklahoma.

     Dorothy Mewbourne Cuenod, age 43 received a B.A. Degree in Art History from The University of Texas and a Masters of Business Administration Degree from Southern Methodist University. Since 1984 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Cuenod is the daughter of Curtis W. Mewbourne and is the sister of Ruth M. Buckley and Julie M. Greene. She is also the sister-in-law of J. Roe Buckley.

     Ruth Mewbourne Buckley, age 42 received a Bachelor of Science Degree in both Engineering and Geology from Vanderbilt University. Since 1987 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Buckley is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Julie M. Greene. She is also the wife of J. Roe Buckley.

     Julie Mewbourne Greene, age 40 received a B.A. in Business Administration from the University of Oklahoma. Since 1988 she has served as a Director and Assistant Secretary of both MD and MOC. Prior to that time she was employed by Rauscher, Pierce, Refsnes, Inc. Ms. Greene is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Ruth M. Buckley. She is also the sister-in-law of J. Roe Buckley.

ITEM 11. Executive Compensation

The Registrant does not have any directors or officers. Management of the Registrant is vested in the managing general partner. None of the officers or directors of MD or MOC will receive remuneration directly from the Registrant, but will continue to be compensated by their present employers. The Registrant will reimburse MD and MOC and affiliates thereof for certain costs of overhead falling within the definition of Administrative Costs, including without limitation, salaries of the officers and employees of MD and MOC; provided that no portion of the salaries of the directors or of the executive officer of MOC or MD may be reimbursed as Administrative Costs.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

(a) Beneficial owners of more than five percent

	Name of	Amount & Nature	Percent
	Beneficial	of Beneficial	of
Title of Class	Owner	Owner	Class
None	None	N/A	N/A

(b) Security ownership of management

The Registrant does not have any officers or directors. The managing general partner of the Registrant, MD, has the exclusive right and full authority to manage, control and administer the Registrant’s business. Under the Registrant’s Partnership Agreement, limited and general partners holding a majority of the outstanding limited and general partnership interests have the right to take certain actions, including the removal of the managing general partner. The Registrant is not aware of any current arrangement or activity that may lead to such removal.

ITEM 13. Certain Relationships and Related Transactions

Transactions with MD and its affiliates

Pursuant to the Registrant’s Partnership Agreement, the Registrant had the following related party transactions with MD and its affiliates during the period February 19, 2003 (date of inception) through December 31, 2003:

Administrative & general expense
Payment of well charges and
supervision charges in accordance
with standard industry operating
agreements	$390,432

The Registrant participates in oil and gas activities through a drilling program created by the Drilling Program Agreement (the “Program”). Pursuant to the Program, MD pays approximately 30% of the Program’s capital expenditures and approximately 40% of its operating and general and administrative expenses. The Registrant pays the remainder of the costs and expenses of the Program. In return, MD is allocated approximately 40% of the Program’s revenues.

PART IV

ITEM 14. Principal Accountant Fees and Services

For the Year Ended
December 31, 2003
Audit	$13,785
Tax Fees	4,756

$18,541

The partnership has retained PricewaterhouseCoopers LLP as their independent auditors.

ITEM 15. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K.

(a)	1. Financial statements

The following are filed as part of this annual report:

Report of Independent Auditors

Balance sheet as of December 31, 2003

Statement of income for the period from February 19, 2003 (date of inception) through December 31, 2003

Statement of changes in partners’ capital for the period from February 19, 2003 (date of inception) through December 31, 2003

Statement of cash flows for the period from February 19, 2003 (date of inception) through December 31, 2003

Notes to financial statements

2. Financial statement schedules

None.
All required information is in the financial statements or the notes thereto, or is not applicable or required.

3. Exhibits

The exhibits listed on the accompanying index are filed or incorporated by reference as part of this annual report.

(b)	Reports on Form 8-K
None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Mewbourne Energy Partners 03-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

By:	/s/ Curtis W. Mewbourne

Curtis W. Mewbourne
President and Director
(Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Curtis W. Mewbourne	President/Director	March 29, 2004
Curtis W. Mewbourne

/s/ J. Roe Buckley	Vice President/Chief	March 29, 2004
J. Roe Buckley	Financial Officer

/s/ Alan Clark	Treasurer	March 29, 2004
Alan Clark

/s/ Dorothy M. Cuenod	Director	March 29, 2004
Dorothy M. Cuenod

/s/ Ruth M. Buckley	Director	March 29, 2004
Ruth M. Buckley

/s/ Julie M. Greene	Director	March 29, 2004
Julie M. Greene

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to the Registrant’s security holders.

MEWBOURNE ENERGY PARTNERS 03-A, L. P.

FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT AUDITORS

for the period from February 19, 2003

(date of inception)

through December 31, 2003

Report of Independent Auditors

To the Partners of
Mewbourne Energy Partners 03-A, L.P.
and to the Board of Directors of
Mewbourne Development Corporation:

In our opinion, the accompanying balance sheet and the related statements of income, of changes in partners’ capital and of cash flows present fairly, in all material respects, the financial position of Mewbourne Energy Partners 03-A, L.P. at December 31, 2003, and the results of its operations and its cash flows for the period from February 19, 2003 (date of inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 29, 2004

Mewbourne Energy Partners 03-A, L. P.

BALANCE SHEET
December 31, 2003

2003
ASSETS
Cash and cash equivalents	$5,551,936
Accounts receivable, affiliate	307,252

Total current assets	5,859,188

Prepaid well cost	4,128,424
Oil and gas properties at cost, full cost method	8,661,943
Less accumulated depreciation, depletion and amortization	(256,734)

8,405,209

Total assets	$18,392,821

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$328,517

Asset retirement obligation plugging liability	145,139

Commitments and contingencies, (see note 4)	0

Partners’ capital
General partners	16,034,671
Limited partners	1,884,494

Total partners’ capital	17,919,165

Total liabilities and partners’ capital	$18,392,821

The accompanying notes are an integral
part of the financial statements.

Mewbourne Energy Partners 03-A, L. P.

STATEMENT OF INCOME
For the period from February 19, 2003 (date of inception)
through December 31, 2003

2003
Revenues and other income:
Oil and gas sales	$370,391
Interest income	49,791

420,182

Expenses:
Lease operating expense	22,525
Production taxes	27,668
Administrative and general expense	5,371
Depreciation, depletion and amortization	173,088
Cost ceiling write-down	83,646
Asset retirement obligation accretion	8,719

321,017

Net income	$99,165

Allocation of net income:
General partners	$88,736

Limited partners	$10,429

Basic and diluted net income per limited and general partner interest (18,000 outstanding)	$5.51

The accompanying notes are an integral
part of the financial statements.

Mewbourne Energy Partners 03-A, L. P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
For the period from February 19, 2003 (date of inception)
through December 31, 2003

	General	Limited
	Partners	Partners	Total
Balance at February 19, 2003 (date of inception)	$0	$0	$0
Contributions	16,107,005	1,892,995	18,000,000
Cash distributions	(161,070)	(18,930)	(180,000)
Net income	88,736	10,429	99,165

Balance at December 31, 2003	$16,034,671	$1,884,494	$17,919,165

The accompanying notes are an integral
part of the financial statements.

Mewbourne Energy Partners 03-A, L. P.

STATEMENT OF CASH FLOWS
For the period from February 19, 2003 (date of inception)
through December 31, 2003

2003
Cash flows from operating activities:
Net income	$99,165
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation depletion and amortization	173,088
Cost ceiling write-down	83,646
Asset retirement accretion	8,719
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(307,252)
Accounts payable, affiliate	328,517

Net cash provided by operating activities	385,883

Cash flows from investing activities:
Purchase of oil and gas properties	(8,525,523)
Prepaid well cost	(4,128,424)

Net cash used in investing activities	(12,653,947)

Cash flows from financing activities:
Capital contributions from partners	18,000,000
Cash distributions	(180,000)

Net cash provided by financing activities	17,820,000

Net increase in cash	5,551,936
Cash and cash equivalents, beginning of period	0

Cash and cash equivalents, end of period	$5,551,936

The accompanying notes are an integral
part of the financial statements.

MEWBOURNE ENERGY PARTNERS 03-A, L. P.
NOTES TO FINANCIAL STATEMENTS

1. Significant Accounting Policies:

    Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 03-A, L.P., (the “Partnership”), a Delaware limited partnership engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, was organized on February 19, 2003. The offering of limited and general partnership interests began May 16, 2003 as a part of an offering registered under the name Mewbourne Energy Partners 02-03 Drilling Programs, (the “Program”), and concluded July 9, 2003, with total investor contributions of $18,000,000 being sold to 710 subscribers of which $16,107,000 were sold to 644 subscribers as general partner interests and $1,893,000 were sold to 66 subscribers as limited partner interests.

The Program’s sole business is the development and production of oil and gas with a concentration on gas. Substantially all of the Program’s gas reserves are being sold regionally in the spot market. Due to the highly competitive nature of the spot market, prices are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. The prices received for the Program’s oil and gas are subject to influences such as global consumption and supply trends.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At December 31, 2003, approximately $475,392 of capitalized costs were excluded from amortization. The excluded costs were development costs incurred in 2003 on wells in progress. These costs will be subject to amortization in 2003. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to an annual ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. A cost ceiling write-down of $83,646 was recorded for the year ended December 31, 2003.

Significant estimates inherent in the partnership’s financial statements include the estimate of oil and gas reserves as reported in the footnotes to the financial statements. Changes in oil and gas prices, changes in production estimates and the success or failure of future development activities could have a significant effect on reserve estimates. The reserve estimates directly impact the computation of depreciation, depletion and amortization, and the ceiling test for the Registrants oil and gas properties.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and cash equivalents

The Partnership considers all highly liquid investments, those with original maturities of three months or less at the date of acquisition, to be cash equivalents.

The Partnership maintains all its cash in one financial institution.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the period from February 19, 2003 (date of inception) to December 31, 2003, is as follows:

Balance upon adoption at February 19, 2003	$0
Liabilities incurred	136,420
Accretion expense	8,719

Balance at December 31, 2003	$145,139

     Oil and Gas Sales

The Program’s oil and condensate production is sold, title passed, and revenue recognized at or near the Program’s wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program’s interest are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program’s interest in gas reserves. The Partnership uses the sales method to recognize oil and gas revenue whereby revenue is recognized for the amount of production taken regardless of the amount for which the Partnership is entitled based on its working interest ownership. As of December 31, 2003, no material gas imbalances between the Partnership and other working interest owners existed.

     Income Taxes

The Partnership is treated as a partnership for income tax purposes, and as a result, income of the Partnership is reported on the tax returns of the partners and no recognition is given to income taxes in the financial statements.

2. Organization and Related Party Transactions:

The Partnership was organized on February 19, 2003. Mewbourne Development Corporation (MD) is managing general partner and Mewbourne Oil Company (MOC) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

Reimbursement to MOC for supervision and other operator charges totaled $389,778 for the period February 19, 2003 (date of inception) through December 31, 2003. Services and operator charges are billed in accordance with the program and partnership agreements.

In general, during any particular calendar year the total amount of administrative expenses allocated to the Partnership shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Under this arrangement, there were $654 allocated to the Partnership during the period ended December 31, 2003.

The Partnership participates in oil and gas activities through an income tax partnership, the Program. The Partnership and MD are parties to the Program agreement. The costs and revenues of the Program are allocated to MD and the Partnership as follows:

	Partnership	MD
Revenues:
Proceeds from disposition of depreciable and depletable properties	60%	40%
All other revenues	60%	40%
Costs and expenses:
Organization and offering costs (1)	0%	100%
Lease acquisition costs (1)	0%	100%

	Partnership	MD
Tangible and intangible drilling costs (1)	100%	0%
Operating costs, reporting and legal expenses, general and administrative expenses and all other costs	60%	40%

(1) As noted above, pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which will approximate 30% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less than 30% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program’s total capital costs reaches approximately 30%.

The Partnership’s financial statements reflect its respective proportionate interest in the Program.

3.	Reconciliation of Net Income Per Statement of Income With Net Loss Per Federal Income Tax Return:

The following is a reconciliation of net income per statement of income with the net loss per federal income tax return for the period from February 19, 2003 (date of inception) through December 31, 2003:

Net income per statement of income	$99,165
Intangible development costs capitalized for financial reporting purposes and expensed for tax reporting purposes	(9,394,837)
Dry hole costs capitalized for financial reporting purposes and expensed for tax reporting purposes	(1,370,884)
Cost ceiling write-down for financial reporting purposes	83,646
Depreciation, depletion and amortization for tax reporting purposes over amounts for financial reporting purposes	(320,781)
ARO accretion expense for financial reporting purposes	8,719

Net loss per federal income tax return before tentative tax depletion	$(10,894,972)

     The Partnership’s financial reporting bases of its net assets exceeded the tax bases of its net assets by $11,139,276 at December 31, 2003.

4. Legal

     1. Faulconer Resources 2000, LP, et al. v. Mewbourne Oil Company; No. CV-2004-56 JWF; In the Fifth Judicial District Court, Eddy County New Mexico

     Plaintiffs Faulconer filed suit February 13, 2004 for Declaratory Judgment, Tortuous Interference with Leasehold Interest, Temporary Restraining Order and Preliminary Injunction, seeking direct and consequential damages for breach of duties, attorneys fees and punitive damages for tortuous interference with malice. Plaintiffs seek an injunction to deny Mewbourne Oil Company (“MOC”) the opportunity to drill its La Huerta “30” Fee Com. No. 1 well, in which the partnership owns a working interest.

     Plaintiffs claim that MOC has no right to cause the wellbore of the La Huerta well to traverse the underground rock strata in the SE/4 of Section 19 and the NE/4 of Section 30 on its way to a bottom hole location in the SE/4 of Section 30, all in Township 21 South, Range 27 East, Eddy County, New Mexico. Plaintiffs own no interest in the SE/4 of Section 30, but do own oil and gas leasehold interests in the SE/4 of Section 19 and the NE/4 of Section 30, subject to a current Farmout Agreement with MOC as Farmee and Plaintiffs as Farmor. Plaintiffs claim the right to exclude MOC’s La Huerta’s wellbore from proceeding through the underground rock strata where Plaintiffs own oil and gas leasehold interests. Plaintiffs assert MOC’s wellbore would constitute a permanent trespass, causing Plaintiffs irreparable injury and seek to enjoin the drilling of the well. Plaintiffs claim MOC’s filing of an application to drill the well with regulatory bodies constitutes a deliberate and malicious interference with the contractual relationships between Plaintiffs and their lessors.

     MOC believes it has the right to drill its La Huerta well as planned. The bottom hole location for the well is within a residential area nearby the city of Carlsbad, New

Mexico. A surface location for the well within the SE/4 of Section 30 is not feasible or appropriate due to the proximity of residences and the inability to construct and use a natural gas pipeline to gather and transport natural gas produced by the well. Thus, MOC proposes to drill a deviated well from a surface location within the SE/4 of Section 19, for which MOC has acquired a surface use easement and agreement. The wellbore would traverse the SE/4 of Section 19 and the NE/4 of Section 30 before entering MOC’s leasehold area in the S/2 of Section 30. After MOC notified Plaintiffs of MOC’s plans, Plaintiffs asserted that MOC did not have authority to execute its plans without Plaintiffs consent and sued MOC. Plaintiffs have refused to consent to MOC’s plans unless MOC gives Plaintiffs a substantial working interest in the La Huerta well.

Plaintiff’s’ presented their application for preliminary injunction to the court on March 3, 2004. MOC vigorously contested Plaintiffs’ claims. MOC believes that Plaintiffs should not be permitted to block the drilling of the La Huerta well unless Plaintiffs can show that their leasehold rights in the SE/4 of Section 19 and the NE/4 of Section 30 would be interfered with unreasonably by MOC’s well. MOC further believes Plaintiffs failed to prove such unreasonable interference would occur as a result of the drilling of the La Huerta well. By Order dated March 17, 2004, the court denied Plaintiffs’ application for injunctive relief, finding that MOC would not be trespassing upon Plaintiffs’ oil and gas leasehold estates, that MOC’s operations would not interfere with operation of Plaintiffs’ oil and gas leasehold interests, either surface or subsurface and that Plaintiffs would not suffer irreparable damage in any respect. Plaintiffs have advised MOC that they will appeal the Court’s ruling. MOC does not believe the Court’s order will be reversed on appeal. Accordingly, MOC has commenced drilling operations on the La Huerta “30” No. 1-Y well in keeping with the Court’s order and to prevent drainage and protect its correlative rights.

5. Supplemental Oil and Gas Information (Unaudited):

The tables presented below provide supplemental information about oil and natural gas exploration and production activities as defined by SFAS No. 69, “Disclosures about Oil an Gas Producing Activities”.

Costs Incurred and Capitalized Costs:

Costs incurred in oil and natural gas acquisition, exploration and development activities for the period from February 19, 2003 (date of inception) through December 31, 2003 are as follows:

2003
Costs incurred for the year:
Development	$8,525,523

Capitalized costs related to oil and natural gas acquisition, exploration and development activities for the period from February 19, 2003 (date of inception) through December 31, 2003 are as follows:

2003
Cost of oil and natural gas properties at year end:
Producing assets-Proved properties	$8,050,131
Incomplete construction-Unproved properties	475,392
Asset retirement obligation	136,420

Total capitalized cost	8,661,943
Accumulated depletion	(256,734)

Net capitalized costs	$8,405,209

Depreciation, depletion, and amortization per one thousand cubic feet of gas equivalent was $2.21 for the period from February 19, 2003 (date of inception) through December 31, 2003.

Although certain wells had been drilled, completed and began producing in December, 2003, a majority of the wells drilled, or to be drilled, by the Partnership have been, or will be, completed subsequent to December 31, 2003. The following information relates to the wells drilled and completed by December 31, 2003.

                      Estimated Net Quantities of Proved Oil and Gas Reserves

Proved reserve quantities were based on estimates prepared by MOC engineers in accordance with guidelines established by the Securities and Exchange Commission. The Partnership considers such estimates to be reasonable, however, due to inherent uncertainties and the limited nature of reservoir data, estimates of oil and gas reserves are imprecise and subject to change over time as additional information becomes available.

There have been no favorable or adverse events that have caused a significant change in estimated proved reserves since December 31, 2003. The Partnership has no long-term supply agreements or contracts with governments or authorities in which it acts as producer nor does it have any interest in oil and gas operations accounted for by the equity method. All reserves are located onshore within the United States.

Proved Reserves:

	Crude Oil	Natural Gas
	and Condensate	(Thousands
	(bbls of Oil)	of Cubic Feet)
Balance at February 19, 2003 (date of inception)	0	0
Discoveries	51,703	3,343,659
Production	(1,457)	(69,676)

Balance at December 31, 2003 (1)	50,246	3,273,983

(1)	All of these reserves are categorized as proved developed as of December 31, 2003.

     Standardized Measure of Discounted Future Net Cash Flows:

The Standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 69, “Disclosures about Oil and Gas Producing Activities” (SFAS No. 69). In computing this data, assumptions other than those mandated by SFAS No. 69 could produce substantially different results. The Partnership cautions against viewing this information as a forecast of future economic conditions, revenues, or fair value.

The standardized measure has been prepared assuming year-end selling prices, year end development and production cost and a 10 percent annual discount rate. No future income tax expense has been provided for the Partnership since it incurs no income tax liability. (See Significant Accounting Policies — Income Taxes in Note 1 to the Financial Statements.) The year-end prices were $30.60 per barrel of oil and $5.55 per MCF of gas for the period ended December 31, 2003.

2003
Future cash inflows	$19,845,840
Future production cost	(4,280,505)
Future development cost (1)	(32,316)

Future net cash flows	15,533,019
Discount at 10 percent	(8,623,346)

Standardized measure	$6,909,673

(1) 2003 includes $58,229 of undiscounted future asset retirement income estimated as of December 31, 2003 using current estimates of future abandonment costs and salvage income. See “Note 1. Significant Accounting Policies” for corresponding information concerning our discounted asset retirement obligations.

     Summary of Changes in the Standardized Measure

2003
Balance, beginning of year	$0
Increase (decrease) in discounted future net cash flows:
Sale of oil and gas production, net of related costs	(320,198)
Discoveries less related costs	7,229,871

Balance, end of year	$6,909,673

MEWBOURNE ENERGY PARTNERS 03-A, L. P.

INDEX TO EXHIBITS

The following documents are incorporated by reference in response to Item 14(a)3.

Exhibit No.	Description
3.1	Form of Certificate of Limited Partnership (filed as Exhibit 3.1 to Registration Statement on Form S-1, File No. 333-85994-01 and incorporate herein by reference)

3.2	Form of Certificate of Amendment of the Certificate of Limited Partnership (filed as Exhibit 3.2 to Registration Statement on Form S-1, File No. 333-85994-01 and incorporated herein by reference)

4.1	Form of Agreement of Partnership (filed as Exhibit 4.1 to Registration Statement on Form S-1, File No. 333-85994-01 and incorporated herein by reference)

10.1	Form of Drilling Program Agreement (filed as Exhibit 10.1 to Registration Statement on Form S-1, File No. 333-85994-01 and incorporated herein by reference)

10.4	Form of Operating Agreement (filed as Exhibit 10.4 to Registration Statement on Form S-1, File No. 333-85994-01 and incorporated herein by reference)

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

EXHIBIT A

MEWBOURNE ENERGY PARTNERS 03-A, LP
LIST OF GENERAL PARTNERS

NAME	NAME
ALVIN M ABE	EUGENE W BARNHART
GLENN & PAMALA B AGNEW	MARK BASS

KATHLEEN Y AHUNA TRUST 2-7-90	ROBERT & JOANNE BASSAM
KATHLEEN Y AHUNA TRUSTEE
DAVID GEORGE BASSITT

DEBRA L ALBAIR TRUST 2-3-97
DEBRA L & WILLIAM B ALBAIR TRUSTEES	JOANNA A BASTIAN

JOHN W & DIANE M ALDEN	WILLIAM H BAUCK REV TRUST 3-10-97
WILLIAM H BAUCK TRUSTEE
WANDA L ANDERECK REV LIVING TRUST
WANDA L ANDERECK TRUSTEE	ALMA E BAUMGARTNER

BRYAN K & ELIZABETH ANDERSON	DONALD J BEARY

RICHARD ANDERSON MD & KATHLEEN ISDITH DDS	JANET BEASLEY

SHIRLEY A ANDERSON	DOROTHY N BECKER TRUST 12-17-01
DOROTHY N BECKER TRUSTEE
WALTER & DOROTHEA ANDERSON
WILLIAM E & DEBRA L BECKER
RICHARD S & WANDA J ANTHONY
RONALD & JANICE BECKMANN
JOANNE ARCHERD
VERNIE BEDARD
ARLEEN A ARINAGA
H JAMES BEECHAM III MD & NORMA BEECHAM
ROBERT V ARNOLD & MEG K KARNEY
BEECHFIELD LP
RICHARD Y ASATO TRUST 6-29-99	STUART A & CANDY S SUTLIFF GP
RICHARD Y ASATO TRUSTEE
ELDA E & BEVERLY J BEETHE
CHARLES D AUBIN LOVING TRUST 9-27-90
CHARLES D & NANCY AUBIN TRUSTEES	GEORGE W & PHLLIS B BELSEY

JAMES KEVIN BACON	ROGER & MARY BERCHTOLD FAMILY TRUST 3-21-97
ROGER & MARY BERCHTOLD TRUSTEES
BUDDY & RITA BAILEY REV TRUST 2-21-00
BUDDY & RITA F BAILEY TRUSTEES	SUSAN BERIS

LLOYD W BAILEY MD	STACEY BERLOW & MICHAEL KARASICK

DAVID & CHRISTINE BERTHELIN BAKER	LEONARD & CORINNE BICKMAN

JOHN P JR & DIANE T BAKER	BILLINGS REV LIVING TRUST 3-24-97
PAUL B & KAREN N BILLINGS TRUSTEE
RONALD A & JUNE P BAREIS

SALVATORE & WILMA BIONDO	ERIC B BROOKS TRUST 6-7-00
ERIC B BROOKS TRUSTEE
DONALD CRAIG BISCHOF
PAUL J & AMANDA M BROWN
RICHARD & DORIS BISHOP
R RAY BROWN
BLACKMAN FAMILY TRUST 7-25-91
JAMES & VIRGINIA BLACKMAN TRUSTEES	WAYNE R BROWN

MORTON B & FLORENCE B BLAGER	MATTHEW & HEATHER BRUENING

NAME	NAME
DAVID J BLANK	VERONICA ORTIZ-BUCK

BOLEN REV LIVING TRUST 2-21-00	BUNTING FAMILY LIVING TRUST 1-31-01
ELDON KEITH & ADELL I BOLEN TRUSTEES	ANNA ELIZABETH BUNTING TRUSTEE

JEROME & SANDRA BONVIE	LINDA R BURK TRUST 11-11-97
LINDA R BURK TRUSTEE
CLAIRE E BORK
J M BURNS
WALTER A BORK
JAMES W BURNS
LOWELL E & BETTY L BOSAW
CHARLES L CALCATERRA III TRUST 7-7-95
ROBERT & PATTI BOSSI REV TRUST 10-27-00	CHARLES L CALCATERRA III TRUSTEE
ROBERT K & PATTI D BOSSI TRUSTEES
CAMPBELL REV LIVING TRUST
MARILYN BOWMAN	COY & BARBARA CAMPBELL TRUSTEES

DONALD A BOYCE	DONNA CARLTON

S M & SHEILA A BRAMANDE	NICHOLAS III & VIRGINIA O CAROSI

BRAMMER FAMILY TRUST 7-27-00	CARR REV LIVING TRUST 5-18-01
CHARLES BRAMMER TRUSTEE	CHARLES WILLIAM & MARY DEAN CARR TRUSTEES

JOAN BRANDON	CHRISTOPHER F CARROLL

J A BRASSFIELD JR REV TRUST	THOMAS & MARGIE CARTER

THOMAS R & MARLA D BRASSFIELD	CARL BRUCE CASCIERE

DANIEL A BREWIS	LOUIS J CASSELLA

JOHN M & CORDELIA E BRITTEN	JOHN P CAVANAUGH REV LIVING TRUST 7-20-97
JOHN P CAVANAUGH TRUSTEE
BUFORD L BROCK TRUST 12-18-91
BUFORD L BROCK TRUSTEE	MARK CENSITS

AMBROSE CHAN	STANLEY H JR & MADELINE D COOK

ROBERT F & MARY C CHITWOOD	GEORGE III & MICHELLE COOKE

FRANCES A CHOY	MICHAEL J COSTIGAN & CYNTHIA L SEGERSTEN

LORIN CHUN	DAVID COUNTS

BRUCE B & GABRIELE CLARK	GARY L & CONSTANCE L COWDREY

CARL D CLARK TRUST	WILLIAM S CREEKMUIR
LAFONDA A CLARK TRUSTEE
CHARLES & MARGARET CURRINDER
DONALD & BARBARA CLARK
JUDITH A DAIBER REV TRUST 6-12-02
ERNEST LEE CLARK III	JUDITH A ESPY TRUSTEE

CLAUSEN REV LIVING TRUST 1-20-00	LINDA C & LAYNE C DALTON
DALE & JENNIE CLAUSEN TRUSTEES
FRANCINE DANER

NAME	NAME
JANE STICKELL COCHRAN
NED & SHARON DANUSER
ROBERT S COCHRAN
R RUSSELL DARBY
EUGENE R & ELIZA C COCKE
BYRON DAVIS
DONALD W COHEN
PATSY M DAVIS
NEIL A COHEN TRUST 3-31-99
NEIL A COHEN TRUSTEE	ESTELLENE DE JONG

LOIS COHORST	HOWARD J DEARDORFF TRUST 7-20-98
HOWARD J DEARDORFF TRUSTEE
STEPHEN W COLBY
EVELYN DEARMAN
WILLIAM B COLBY
DECOSTERD LIVING TRUST
MICHELE COLEMAN TRUST 11-2-93	CHARLES E & ALICE K DECOSTERD TRUSTEES
MICHELE COLEMAN TRUSTEE
RICHARD & DEANNE DELANGLADE
LAWRENCE CONNORS
KENNETH D DENNEY
WILLIAM D CONRAD TRUST 6-30-02
WILLIAM D CONRAD TRUSTEE	DENNY LIVING TRUST 3-12-01
ROBERT M & PHYLLIS A DENNY TRUSTEES
PATRICK J CONROY
SCOTT A DEWEY
WILLIAM M CONROY III
FREDERIC L DIEBOLD JR

DIESMAN FAMILY TRUST 7-21-98	DONNA GAIL ENRICO
MICHAEL & KATHLEEN DIESMAN TRUSTEES
RICHARD B ESPY REV LIVING TRUST 2-26-01
DENNIS & TRACEY DILLON	RICHARD B ESPY TRUSTEE

NORMA J DILLS REV TRUST 7-13-89	ROBERT G & MARILYN EVANS
LESTER & NORMA DILLS TRUSTEES
NORMA I FAIRCHILD
WILLARD L & CLETA B DIX
NANCY M FARMER TRUST 7-28-00
RON E DOGGETT	NANCY M FARMER TRUSTEE

JAMES W DONNELLY	FEATHER & GAY FAMILY LIVING TRUST
ARTHUR E FEATHER & MARY BETH GAY TRUSTEES
ANDREA & DONALD DORR
RAYMOND L FELTNER
DAVID E DOORILL REV TRUST
FENNELL & MONDAY LIVING TRUST 7-30-02
DONALD J DORR	JAMES FENNELL & DIANE MONDAY TRUSTEES

VICTORIA J DORR TRUST 7-23-98	JOHN C FEREBEE
VICTORIA J DORR TRUSTEE
RICHARD & JUNE FERGUSON
SUE DOWNS
LOUIS E FETTIG REV TRUST 3-13-91
FRED DUGGAN	LOUIS E FETTIG TRUSTEE

DINEEN M EBERT REV TRUST 12-20-99	RONALD FILANTE
DINEEN M EBERT TRUSTEE

NAME	NAME
MICHAEL JOSEPH FILIGERI
FLOYD H ECHERD
DORIS W FINDLAY 10-4-94
DOROTHY ECKERT TRUST 9-18-91	DORIS W FINDLAY TRUSTEES
DOROTHY ANN ECKERT TRUSTEE
ADELE J FINLEY REV LIVING TRUST 5-29-97
BILLY RAY & DIEDRE LYNN EDWARDS	ADELE FINLEY TRUSTEE

MICHAEL E EDWARDS	WILLIAM & LOIS FISCHER

MARK ELLINGSON	MARY M FLAUAUS REV LIV TRUST 2-1-94
MARY M WURTZ TRUSTEE
JAMES W ELLIS
SIDNEY FLEISCHER
W NICHOLAS EMBERY
ALICE VIRGINIA D FLETCHER
FREDERICK D & GLENNA ENGLE
JAMES R FLOWERS
THE ENGLE TRUST 1-7-93
CHARLES V & MARJORIE C ENGLE TRUSTEES

FOGLE LIVING TRUST 9-26-95	SARA LEE GOFF
STEPHEN & MARJORIE FOGLE TRUSTEES
DOROTHY I GOGGIO REV LIVING TRUST 11-27-96
GLYNN R FORD	DOROTHY I GOGGIO TRUSTEE

MICHAEL J FORKINS	JUDY J GOODNIGHT

ROBERT L FOX	MARTHA E GOODWIN REV LIVING TRUST 2-11-94
MARTHA E GOODWIN TRUSTEE
DARREL D FRANKLIN REV TRUST 10-8-99
DARREL D FRANKLIN TRUSTEE	JAMES P GOULD

GARRETT M FRANZONI MD	WILLIAM & ANGELA GOULD

LARRY & JACQUELYN FREDETTE	LYNDA M GRAHAM

FREIERT REV LIVING TRUST 11-12-92	JOHN VITO GRANITO
MILTON H & ELEANOR J FREIERT TRUSTEES
DAVID J W GRANT
TERI L FRENCH
RICHARD & JOAN GRANTHAM TRUST 8-23-97
STEPHEN FREY	RICHARD & JOAN GRANTHAM TRUSTEES

LOREN J FRIDGEN	JAMES G GRATTAN MD & REBECCA A H GRATTAN

GERARD & SHERRILL FROESEL	MICHAEL T GREEN

YUM KEE & SUSAN M FU	DOROTHY ANN GREENWOOD

PAMELA FULLER REV TRUST	ROBERT C GREPLING
PAMELA FULLER TRUSTEE
PHILLIP GRILLO
ROBERT E & BETTY A FULLER
SHIRLEY O GRILLO REV LIVING TRUST 11-21-97
DONALD & SANDRA FURUYA
DAVID & DIANE GRUBBS
EUGENE & MARY JO GAROFALO
PAULA M GULLEY

NAME	NAME
ARTURO & WANDA GARRIGA
THE GUNTHER 93 FAMILY TRUST
SIDNEY C GEORGE	DON J & ROSEMARY T GUNTHER TRUSTEES

JACQUELINE R GIBBONS	ROBERT W GURNEY MD

MARILYN A GIBSON	PATRICIA ANN GUTER TRUST 4-25-02
PATRICIA ANN & DONALD JOSEPH GUTER TRUSTEES
PHYLLIS GILMORE
HARRY E GWIRTSMAN
DAVID STEVEN GLADE

ROGER G & DOROTHY F HAACK	TERRY & BARBARA HECKENBERG TRUST 8-17-99
TERRY D OR BARBARA HECKENBERG TRUSTEES
HALLMARK-SOUTHWEST CORP
J O HEFLIN IRREV TRUST 12-92
PETER B HALMOS	RANDY L HEFLIN TRUSTEE

KENNETH HALVELAND LIVING TRUST 1-15-92	HAROLD H & HAZEL M HELM TRUST 6-6-97
KENNETH HALVELAND TRUSTEE	HAROLD H HELM TRUSTEE

JOHN L HAMPTON	THOMAS & TERRY HENNEBERRY

HOLLY HANING & LANCE MCINTOSH	EGBERT D HEPLER

LISA J HANSARD MD & PATRICK A HASKELL MD	CHARLES & JOYCE HERMAN

JACK O & LEANNA M HARDIN	JAMES R HEROLD

KAREN M HARE	DONALD G HETH REV TRUST 6-12-97
DONALD G HETH TRUSTEE
RICHARD V HARPENEAU
JACK L HEWITT
ROBERT C HARRINGTON REV TRUST 9-17-02
ROBERT C HARRINGTON TRUSTEE	ROBERT M HIGH

VERONICA S HARRIS LIVING TRUST 11-23-94	GAIL MARIE HILL
VERONICA S & KEVIN E HARRIS TRUSTEES
ROBERT M JR & KAYOKO E HINZ
DAVID N HARRISON
SANDRA J HOBBS REV LIVING TRUST 7-25-02
BRIAN T HART	SANDRA J HOBBS TRUSTEE

JOHN T HARTLEY	RANDALL & SHAYLA HOBLER

GEORGE R HARTNETT	DAVID S HODGES MD

HASTING FAMILY TRUST	AMY M HOFFMAN SURVIVOR’S TRUST 9-11-96
MARVIN D & BARBARA J HASTING TRUSTEES	AMY M HOFFMAN TRUSTEE OR SUCCESSOR TRUSTEE

HAYAKAWA FAMILY TRUST 7-17-96	DEAN A HOLLAND
GEORGE & BETTY HAYAKAWA TRUSTEES
EUGENE F HOLLAND JR
GEORGE S & KATHLEEN M HAYNE
EUGENE F HOLLAND SR
H & M HAYNES FAMILY TRUST
HAROLD H & MERTIE C HAYNES TRUSTEES	GEORGE D & TERESA O HOLLAND

DALE & MARY HECKENBERG TRUST 8-17-99	EBERHARD & BARBARA HOMMEL

NAME	NAME
DALE E & MARY E HECKENBERG TRUSTEES
DAVID P HOROWITZ

DAVID C & JENNIFER L HOYT	JENNINGS FAMILY LIVING TRUST 11-20-01
MARY L JENNINGS TRUSTEE
LARRY S & BEVERLY HUMPHRIES
JEWAN & DAWN JERNAILL
JOHN & MARILYN HUNT
CHRISTINE MARIE JOBES TRUST
WILLIAM B HURT	CHRISTINE MARIE & FRANK S JOBES TRUSTEES

HUTCHINSON FAMILY TRUST 11-18-92	EVAH B JOHNSON REV LIVING TRUST 8-28-92
FRANK J & MARJORIE JEAN HUTCHINSON TRUSTEES	EVAH B JOHNSON TRUSTEE

CHARLES & PATSY HUTTON	JAMES D & CANDI S JOHNSON

MICHAEL A IMAI	JEROLD S & ELIZABETH JOHNSON

TADASHI INAGAMI	MILDRED M JOHNSON REV LIVING TRUST 8-28-92
MILDRED M JOHNSON TRUSTEE
CLAYTON H & FAYE K ING
RONALD R JOHNSON
THOMAS M INGEBRAND
JUDITH JONES REV LIVING TRUST
GEORGE R INGER LIVING TRUST	JUDITH JONES TRUSTEE
GEORGE R INGER TRUSTEE
RON JONES REV LIVING TRUST 3-6-01
MICHAEL R IRWIN	RON JONES TRUSTEE

JOANNE S IVERSON LIVING TRUST 10-29-96	KAWASHIMA LIVING TRUST 7-8-98
JOANNE S IVERSON TRUSTEE	NORMAN T & LETTE R KAWASHIMA TRUSTEES

REID T IWAMOTO	WILLIAM N KEADEY

MICHAEL E & DEBORAH A JACOB	TRUDY E KEANE REV TRUST
TRUDY E KEANE TRUSTEE
NEVILLE JACOBS
JOAN E KEITH
CRAIG A & SANDRA K JAGGARD
1998 THOMAS S KENAN III TRUST
DONALD E JAHNCKE LIVING TRUST	THOMAS S KENAN III TRUSTEE
DONALE E JAHNCKE TRUSTEE
JIM KENNEDY
JUDY S JAHNCKE
ALAN R & LINDA A KERTZ
KEVIN F JAMES
KEVIN P KERTZ
JD EQUITY LP
TOM D KILGORE
JAMES M & JENANNE JENKINS
JOY KING

JANICE L KINTNER	SAMUEL Y LAM

MARK & FLORENCE KISTNER	JAMES A & MARY J LAMSON

KLEFFNER REV LIVING TRUST 11-4-92	PATRICE LAYSTROM

NAME	NAME
JEROME & DONNA KLEFFNER TRUSTEES
WILLIAM R & KATHRYN K LEDBETTER
MAGGIE KLEIN
ARCHIE & DONNA LEES
DAVE T KODAMA
JAMES O & LINDA C LEESE
EDWARD & JUDITH KOHLBERG
SHERYL A LEMESANY
KOPP REV TRUST 4-6-00
FRANCES M KOPP TRUSTEE	JEAN LEPAGE

KENNETH J & JENNIFER L KORPECKI	GEORGE H & JERI A LEVESQUE

WILLIAM J KORPECKI	LAVERNE A & R M LEVY

DONALD L & NANCY M KRAFT	KEVIN & JULIE LEWIS

FLORENCE A KREIN REV LIVING TRUST 7-2-97	JEFFREY A LIGGETT
FLORENCE A KREIN TRUSTEE
CHRISTOPHER D & MELISSA K LIND
CHARLES & GAIL KREITNER
JOHN B LINDERMAN JR
LYNN S KROISS
MAURICE R LINNENS
MARTHA J KROISS
LOUIE E LITTLE JR
MICHAEL E KROLSKI
CYNTHIA A LITTLEFIELD
LINDA M KRUENEGEL REV LIVING TRUST 1-22-02
LINDA M KRUENEGEL TRUSTEE	CRAIG LITTLEFIELD

DALE K & KAREN KRUSE	ANNA LOCHIRCO

JAMES D KUEHN	BARBARA A LOCK REV TRUST 5-30-01

DELRAY & ELIZABETH J KUMM	PATSY LOCK

NEIL A KURTZMAN	MARCIA J LOESING REV LIVING TRUST 1-23-97
MARCIA J LOESING TRUSTEE
THOMAS J & KATHLEEN E KUZMA
VERA LOPEZ REV TRUST 12-22-99
TERRELL C LADY TRUST	VERA LOPEZ TRUSTEE

CHARLES LALIN	BRENT H & SUSAN H LOWELL

MARY E SUDBROCK LUCIDO TRUST 6-18-92	MAYFAIR ENTERPRISES
DAVID J & MARY E SUDBROCK LUCIDO TRUSTEES	LYDA P & DARRYL H ZICK GP

JOHN S JR & BETTY LOU LUDWICK	WILLIAM L MCARDLE & BRIDGET ANGELA POPE

RHODA P LUM	EDWIN T MCCAIN

JOAN P LYNCH	PATRICIA A MCCAREY REV TRUST 11-1-97
PATRICIA A MCCAREY TRUSTEE
LEONARD LYNCH
RAYMOND J & FLORINDA D MCCLOUD
DOUGLAS S & SANDRA M MCFARLANE
CHARLES D MCDONELL
JOAN MARIE MAGRATTEN

NAME	NAME
MCGLAUGHLIN REV LIVING TRUST 10-21-97
KATHERINE J MAHER FAMILY TRUST 12-2-93	ROBERT & MARY MCGLAUGHLIN TRUSTEE
KATHERINE J MAHER TRUSTEE
PATRICK MCILROY
DAVID N MAIDER
MCKELLIPS FAMILY TRUST 3-27-00
JENNIFER K MAII	ALLEN L MCKELLIPS TRUSTEE

KEN & PATRICIA MANAKO	JEFFREY A MCKELLIPS

MANNING LIVING TRUST 7-23-01	A LEONHARD MEHLICH
JOHN F & QUY T MANNING TRUSTEES
HARVEY MEIER REV LIVING TRUST 4-13-89
MARGERY M MARSHALL TRUST 12-27-96	HARVEY MEIER TRUSTEE
MARGERY M MARSHALL TRUSTEE
CONSTANCE M MEIS
BRUCE E MARTEN & ARIELLE SHANKARA-MARTEN
MICHAEL J MELCHER TRUST
HELEN MARTIN
KENNETH R MENDES
KATHLEEN LAURIN MARTIN & JOSEPH C MARTIN
JOHN G MERGNER SR
ROY W JR & DONNA MARTIN
MERRILL FAMILY TRUST 12-16-97
SCOTT C MARTIN	NORMAN K & JOLAINE G MERRILL TRUSTEES

FRANK & LYNN F MARTINI	DR CLYDE G C MEW

ALAN Y MATSUSHIMA	EDWIN W JR & GERALDINE R MEYER

MAU LIVING TRUST 4-11-97	GUY P & JOYCE J MICHELSON

PATRICK K S & ESTELLA L L MAU TRUSTEES	LLOYD K MIGITA

MICHAEL T & JAMIE K MAY	WENDA HARRIS MILLARD

CLIFFORD H MILLER	ROBERT J & DONNA L NUSSER

LESLIE W MILLS	BART O’CONNOR

CARL J & JUDITH A MODZINSKI	HAROLD HARUO OKUMURA TRUST
HAROLD HARUO OKUMURA TRUSTEE
ROBERT & JUANITA MONNIG
WILLIAM M OSWALT
RICHARD C & BARBARA JO MORGAN
OUTLAW FAMILY TRUST 12-12-02
RONALD MOSSMAN SR	CHARLES D & MARY P OUTLAW TRUSTEES

MOTHERSHEAD FAMILY TRUST 9-16-91	2001 PADERES FAM REV LIV TRUST 12-16-01
THEODORE & BEATY MOTHERSHEAD TRUSTEES	WALTER A & BRENDALEE B PADERES TRUSTEES

NANCY L MUDD	ANTHONY & M’LISS PAGANO

JAMES & BARBARA MULKEY	JACK PAGE

LARRY S MULKEY	AARON PARADISE

PATRICIA A MURPHY	THE PARMER FAMILY LIVING TRUST
WILL F & LAURA V PARMER TRUSTEES

NAME	NAME
MICHAEL A MURRAY
SADASHIV D PARWATIKAR
WILLIAM C MUSSON
RICHARD W PATTON
NAES LIVING TRUST 2-6-01
RICHARD L & MILDRED E NAES TRUSTEES	DELBERT L PEAIRSON REV TRUST 3-22-99
DELBERT L PEAIRSON TRUSTEE
NOREEN S NAKAMURA TRUST 3-9-91
NOREEN S NAKAMURA TRUSTEE	MICHAEL & JOAN H PEHOSH

RAYMOND A & PHYLLIS C NELSON	MARIE PERCICH REV LIVING TRUST 4-6-00
MARIE PERCICH TRUSTEE
VERNON R NELSON
PATRICIA P PETER REV LIVING TRUST 8-30-94
JOHN J NESWADI JR	PATRICIA P PETER TRUSTEE

A ROBERT NEURATH	ORIS E PETRI

CARL W & PAMELA H NEWTON	CLARENCE PETTIT

THOMAS E & JOYCE L NICCUM TRUST 3-25-03	L GORDON PFEFFERKORN JR TRUST 4-21-98
THOMAS E & JOYCE L NICCUM TRUSTEE	L GORDON PEEFFERKORN JR TRUSTEE

GARY M & J DELORES NIEMEYER	RICHARD G PFEFFERKORN

KI NORMAN	SUSAN DIZE PFEFFERKORN

RONALD H PHILLIPS	MELVIN J JR & SUSAN RECTOR

FRED I PINKHAM	RICHARD LLOYD & LUCINDA LUTES REICHENBAUGH

MICHAEL PIPITONE	THOMAS & NORMA REILLY

GLEE L & GAIL E PITNEY TRUST 6-16-99	JAMES J REITTINGER
GLEE L & GAIL E PITNEY TRUSTEES
JAMES E REITTINGER
DANIAL L POEL & ROBBIE L ROSE-POEL
WILLIAM S & JULIE A RENNER
MICHAEL J POLLEY
JAMES H REVERE JR
POPP REV LIVING TRUST 5-16-88
ROBERT F & LOIS E POPP TRUSTEES	PAUL E & MAE D RHINE

MILES J PORTER	THOMAS M RHODES

NED A PORTER	JEANNETTE A RICHARDS FAMILY TRUST 7-11-89
JEANNETTE A RICHARDS TRUSTEE
ROBERT K PURKS TRUST
ROBERT K PURKS TRUSTEE	LEAH R RIEDEL

ESSIE M PURNELL	WILLIAM S & RHODA A RILEY

DAN & PAMELA PURTLE	SHIRLEY B RINARD

THOMAS J PUSATERI	JERRY M RISE

HENRY E & DOROTHY RADUAZO	ROBERT L ROBERTS

BRUCE J RAILEY	PAUL & MYRTIS ROBINSON

NAME	NAME
DONNA M RAINS REV TRUST 11-10-92	PAUL & JILL ROBINSON

CHRISTOPHER J RANCK TRUST	PATRICIA C ROBNETT
CHRISTOPHER J RANCK TRUSTEE
EDWARD ROCHMAN
DONALD RATAJCZAK PHD
JERRY ROCHMAN
ELEANORE RATNER
ROGER ROCHMAN
CHI-HARANJAN & SASMITA RAY
STEPHEN C ROCHMAN MD & JUDITH D ROCHMAN
DANI SUE REA
KAREN K RODBERG
RALPH E REARDON
BERNARD E RODELL REV LIVING TRUST 1-19-96
MICHAEL & KATHY RECKERT	BERNARD E RODELL TRUSTEE

THE RODELL FAMILY TRUST	RAYMOND A SAVAGE
ELMER J RODELL JR
CHRISTOPHER B & MARY SCANIO
TIMOTHY & VICTORIA RODELL TRUST 10-5-00
TIMOTHY E & VICTORIA ELLISON-RODELL TRUSTEES	AMY SUE SCHARDL

CLINTON L ROGERS TRUST 3-29-00	EMILY SCHARDL
CLINTON L ROGERS TRUSTEE
SCHARFF FAMILY LIVING TRUST 3-4-93
MARGARET E ROMAN & STEVEN K GRAVES	HAROLD C & JOYCE A SCHARFF TRUSTEES

JOE A & ROLYNN M ROSE	ROBERT L SCHIFF MD

GLORIA ROSENKOETTER	WAYNE SCHILLY REV LIVING TRUST 3-15-00
WAYNE SCHILLY TRUSTEE
PHILIP ROSENSHIELD
DOROTHY J SCHMELZEIS
ROSS FAMILY TRUST
VIRGINIA ROSS TRUSTEE	PAMELA A SCHMIDT

NOLA ROTHERMICH	RON & CAROL SCHMIDT

ROLAND D & MARY H ROUSH	VERNON J & BETTY JANE SCHMITZ

FORREST STEVEN ROWLAND	FRANK SCHOBERLE

MARY L RUDDELL	JAN F SCHROEDER LIVING TRUST 2-6-96
JAN F & DAVID R SCHROEDER TRUSTEE
LOUIS M RUGGIANO
LARRY D & DIANE L SCHROEDER
RICHARD H & VIRGINIA A RUSH
TIMOTHY D SCHROEDER REV TRUST 9-15-00
ROBERT A & ELLA M RUSSELL	TIMOTHY DEAN SCHROEDER TRUSTEE

S & S INVESTMENT PARTNERSHIP	MARYANN SCHUERMANN REV TRUST 8-3-95
MARYANN SCHUERMANN TRUSTEE
RONALD & JOAN SAEGER
JEAN B SCHUSTEK & JAMES F SAGER
PAUL A SAMPECK
GARY G & JERIE A SCHWARTZ
LOUIS E SANCLEMENTE

NAME	NAME
THOMAS D SANDERS	RONALD K SEIBT

J LARRY & WINONA C SANDS	DONALD & TINA SHACKLEFORD

RICHARD & PATRICIA A SANDVIK	CHARLES W SHARP JR

MARGARET MCGEE SANFORD	DOUGLAS J SHAW

JONATHAN B SHAW	NEAL & JOANNE STEARNS

WILLIAM & FAITH SHERMAN TRUST	MARGARET LOUISE STELZER TRUST
WILLIAM & FAITH SHERMAN TRUSTEES
RICHARD N & JOY A STEPHENS
SHIMODOI FAMILY TRUST 11-21-90
TEDDY S & LILY Y SHIMODOI TRUSTEES	CATHERINE & JAMES STEPHENSON

KAY R SHIRLEY	CHARLES WARREN STEPHENSON

JOEL C SHOBE & SUSAN M SANDVIG SHOBE	TERRENCE E & CHERYL B STIFTER

BARBARA K SILBER	GEORGE DENTON STITT
JUNE C SIMON LIVING TRUST 4-7-97
JUHNE C SIMON TRUSTEE	DELORES A STOLTMAN

KRISHNA K SINGH	LAURIE A & MICHAEL J STONER

MICHAEL L SION	STROHL REV LIVING TRUST 8-11-99
RALPH R & ROBERTA M STROHL TRUSTEES
ROBERT W & KATHY L SIUDA	NORMAN F STRUBING & JOAN L HEWITT

ROBERT P SJOQUIST	JOHN H SUCHAN REV LIVING TRUST 10-12-94
JOHN H SUCHAN TRUSTEE
JAMES C SMITH JR REV TRUST
JAMES C SMITH JR TRUSTEE	MARILYN M SUE

MICHAEL G SMITH	MICHAEL SVAIKO

RICHARD E & JANICE W SMITH	SWINDLE REV LIVING TRUST 10-19-90
GARY W & MARGARET A SWINDLE TRUSTEES
ROBERT H & LYNN R SMITH
AGNEW III & SUSAN J SWYNFORD
MICHAEL H SNEDDEN
SZWARGULSKI REV LIVING TRUST 12-9-91
JOYCE SONOMURA	JESSE L & CHARLENE SZWARGULSKI TRUSTEES

RICHARD A & JUDITH B SOSIS	HALE I TAKAZAWA

GARY E & JANICE M SPEARS	RANDALL L TALLENT

PAUL & SUSAN L SPERRY	DUANE A & VERONICA J TAYLOR

MARC R SPORTSMAN	SEE BA THEE

JAMES M STANFIELD	MARY E THOMANN REV TRUST 1-31-94
MARY E THOMANN TRUSTEE
STANLEY & PATRICIA STAUDE

NAME	NAME
JERRY G THOMPSON	MICHAEL & ABBE WACHS

NEAL B & JOYCE A THOMPSON	ROBERT J WAFER

HOLLY P THORNTON	ELIZABETH WAHL REV LIVING TRUST 1-17-97

STEPHEN E TIGHE REV LIVING TRUST 3-8-01	ANTOINE E & MIMI H WAKIM
STEPHEN E TIGHE TRUSTEE
BETTYE SUE WALLACE TRUST
PAUL TIPTON	BETTYE SUE & WILLIAM JAMES WALLACE TRUSTEES

JOHN C TORRENCE	FRANCES WALNE

ANTHONY & SUE TOSTO	JOHN R WALSH SR

JOHN H TOWERS	ABE WALSTON II

TERENCE F TOWNEND	WAMHOFF REV TRUST 1-30-96
ROBERT & DIANE WAMHOFF TRUSTEES
JUAN TREVINO SURVIVORS TRUST 11-12-97
JUAN TREVINO TRUSTEE	DAVID & DORIS WASSERMAN

DILLON K TRULOVE REV TRUST 12-9-94	RICHARD M WATERS JR
DILLON K TRULOVE TRUSTEE
WATSON REV LIVING TRUST 4-26-97
RICHARD J TUELL	STEWART B IV & ALVERNYS S WATSON TRUSTEES

GEORGE TURNER	MELBA JEAN WEHMEIER

MARK & ELLEN TURNER	ARTHUR & LINDA WEHMEYER TRUST 1-6-92
ARTHUR & LINDA WEHMEYER TRUSTEES
NANCY A & JAN A UMBAUGH
JOYCE T WEINGARTNER
MIKE UPSHAW
FRED L WEISSENBORN
DENNIS P VAN PATTER
JOAN M WEISSENBORN
JOHN D & KAY M VAN RYSWYK
GEORGE & LOYD MARILYN WELCH
DAVID E VOGELPOHL
MARY E WENDT REV LIVING TRUST 3-13-01
MICHAEL D & SHERRI L VOGT
BARBARA A WERNER
EDWARD JR & ANN H VOLIVA
MICHAEL P WHITEHEAD TRUST 6-12-01
JOHN E VOLIVA	MICHAEL P WHITEHEAD TRUSTEE

THEODORE & FREDA VOLLMAR	JOHN & JUDY WICK

JACK A WILCOX A TRUST 12-24-90
JACK A WILCOX TRUSTEE

NORBERT WILCOX

WILLIAM W WILCOXON

DORIS I WILLS

NAME	NAME
DAVID G WILSON TRUST 5-6-99
DAVID G WILSON TRUSTEE

GLEN WILSON

LARRY T WILSON

RICHARD & YVETTE WILSON

WOODROW W WILSON

KATHLEEN L WINER TRUST
KATHLEEN L & PETER D WINER TRUSTEES

GILBERT & ANNETTE WITTHAUS

ADRIAN G WNUKOWSKI

ROSELLE S WONG

DENNIS J WOODS

DONALD A & DEBORAH WOODWARD

DALE M & KATHY M WRIGHT

ROBERT & LING FU WYLIE

JOHN K H YEN

ARTHUR A YOSHIMURA

RALPH G & DOROTHY M YOUNGBLOOD

ZAHNER REV LIVING TRUST 7-21-94
DONALD L & MARILYN L ZAHNER TRUSTEES

JAMES J & CATHERINE A ZEIGLER

BARBARA A ZELL