Form 10-Q
period 2004-03-31
MEWBOURNE ENERGY PARTNERS 03-A LP
filed 2004-05-14
CIK 1170797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended March 31, 2004

or

[ ]	TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from            to

Commission File No. 333-85994-01

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

Delaware	27-0055431
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3901 South Broadway, Tyler, Texas	75701
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code:(903) 561-2900

Not Applicable

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

Mewbourne Energy Partners 03-A, L. P.

INDEX

Page No
Part I - Financial Information
Item 1. Financial Statements
Balance Sheets - March 31, 2004 (Unaudited) and December 31, 2003	3
Statements of Operations (Unaudited) - For the three months ended March 31, 2004 and the period from February 19, 2003 (date of inception) through March 31, 2003	4
Statements of Cash Flows (Unaudited) - For the three months ended March 31, 2004 and the period from February 19, 2003 (date of inception) through March 31, 2003	5
Statement of Changes In Partners’ Capital (Unaudited) - For the three months ended March 31, 2004	6
Notes to Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 4. Disclosure Controls and Procedures	11
Part II- Other Information
Item 1. Legal Proceedings	11
Item 6. Exhibits and Reports on Form 8-K	12
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

Mewbourne Energy Partners 03-A, L. P.

Part I — Financial Information

Item 1. Financial Statements

BALANCE SHEETS
March 31, 2004 and December 31, 2003

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Cash and cash equivalents	$4,137,538	$5,551,936
Accounts receivable, affiliate	1,132,088	307,252

Total current assets	5,269,626	5,859,188

Prepaid well cost	—	4,128,424
Oil and gas properties at cost, full cost method	13,514,652	8,661,943
Less accumulated depreciation, depletion and amortization	(734,572)	(256,734)

	12,780,080	8,405,209

Total assets	$18,049,706	$18,392,821

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$—	$328,517

Asset retirement obligation plugging liability	298,316	145,139

Partners’ capital
General partners	15,884,541	16,034,671
Limited partners	1,866,849	1,884,494

Total partners’ capital	17,751,390	17,919,165

Total liabilities and partners’ capital	$18,049,706	$18,392,821

The accompanying notes are an integral
part of the financial statements.

Mewbourne Energy Partners 03-A, L. P.

STATEMENTS OF OPERATIONS
For the three months ended March 31, 2004 and
the period from February 19, 2003 (date of inception)
through March 31, 2003
(Unaudited)

	2004	2003
Revenues and other income:
Oil and gas sales	$1,113,627	$—
Interest income	9,234	—

Total revenues and other income	1,122,861	—

Expenses:
Lease operating expense	56,326	—
Production taxes	96,755	—
Administrative and general expense	19,799	—
Depreciation, depletion and amortization	477,838	—
Asset retirement obligation accretion	4,918	—

Net income	$467,225	$—

Allocation of net income:
General partners	$418,089	$—

Limited partners	$49,136	$—

Basic and diluted net income per limited and general partner interest (18,000 interests outstanding)	$25.96	$—

The accompanying notes are an integral
part of the financial statements.

Mewbourne Energy Partners 03-A, L. P.

STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2004 and
the period from February 19, 2003 (date of inception)
through March 31, 2003
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$467,225	$—
Adjustment to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	477,838	—
Asset retirement obligation accretion	4,918	—
Changes in operating assets and liabilities:
Accounts receivables, affiliate	(824,836)	—
Accounts payable, affiliate	(328,517)	—

Net cash used in operating activities	(203,372)	—

Cash flows from investing activities:
Purchase of oil and gas properties	(576,026)	—

Net cash used in investing activities	(576,026)	—

Cash flows from financing activities:
Cash distributions to partners	(635,000)	—

Net cash used in financing activities	(635,000)	—

Net decrease in cash and cash equivalents	(1,414,398)	—
Cash and cash equivalents, beginning of period	5,551,936	—

Cash and cash equivalents, end of period	$4,137,538	$—

The accompanying notes are an integral
part of the financial statements.

Mewbourne Energy Partners 03-A, L. P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
For the three months ended March 31, 2004
(Unaudited)

	General	Limited
	Partners	Partners	Total
Balance at December 31, 2003	$16,034,671	$1,884,494	$17,919,165
Cash distributions	(568,219)	(66,781)	(635,000)
Net income	418,089	49,136	467,225

Balance at March 31, 2004	$15,884,541	$1,866,849	$17,751,390

The accompanying notes are an integral
part of the financial statements.

Mewbourne Energy Partners 03-A, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. Accounting Policies

Reference is hereby made to the Partnership’s Annual Report on Form 10-K for 2003, which contains a summary of significant accounting policies followed by the partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position, results of operations, cash flows and partners’ capital for the three months ended March 31, 2004. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the final results expected for the full year.

2. Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 03-A, L.P., (the “Partnership”), a Delaware limited partnership formed on February 19, 2003, is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico. The offering of limited and general partnership interests began May 16, 2003 as a part of an offering registered under the name Mewbourne Energy Partners 02-03 Drilling Programs and concluded July 9, 2003, with total investor contributions of $18,000,000. Since the partnership was not funded until July 9, 2003, no business was conducted by the Partnership during the period February 19, 2003 (date of inception) to March 31, 2003, therefore, there are no items of income or expense for that reporting period.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2004, approximately $0.8 million of capitalized costs were excluded from amortization, while at December 31, 2003, approximately $0.5 million of capitalized costs were excluded from amortization. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a periodic ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

3. Comprehensive Income

Total comprehensive income (loss) equals net income (loss) during each of the periods presented herein.

4. Asset Retirement Obligations

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2004 and the period from February 19, 2003 (date of inception) through December 31, 2003, is as follows:

	2004	2003
Balance, beginning of period	$145,139	$—
Liabilities incurred	148,259	136,420
Accretion expense	4,918	8,719

Balance, end of period	$298,316	$145,139

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 03-A, L.P. (the “Partnership”)was formed February 19, 2003. The offering of limited and general partnership interests began on May 16, 2003 and concluded on July 9, 2003, with investor partner contributions of $18,000,000.

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. At March 31, 2004, 42 wells had been drilled and were productive and 7 wells were drilled and abandoned.

Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $5,269,626 at March 31, 2004.

During the three months ended March 31, 2004, the Partnership made cash distributions to the investor partners in the amount of $635,000. The Partnership expects that cash distributions will continue during 2004 as additional oil and gas revenues are received.

The sale of crude oil and natural gas produced by the Partnership will be affected by a number of factors which are beyond the Partnership’s control. These factors include the price of crude oil and natural gas, the fluctuating supply of and demand for these products, competitive fuels, refining, transportation, extensive federal and state regulations governing the production and sale of crude oil and natural gas, and other competitive conditions. It is impossible to predict with any certainty the future effect of these factors on the Partnership.

Results of Operations

Revenues and other income during the period from January 1, 2004 to March 31, 2004 totaled $1,122,861, and consisted of oil and gas sales of $1,113,627 and interest income of $9,234. Production volumes during the period ended March 31, 2004 were approximately 3,553 bbls of oil and 195,366 mcf of gas at corresponding average realized prices of $33.60 per bbl of oil and $5.09 per mcf of gas. Expenses totaling $655,636, consisting primarily of lease operating expenses in the amount of $56,326, production taxes in the amount of $96,755, and depreciation, depletion, and amortization in the amount of $477,838 resulted in net income for the period of $467,225. The Partnership’s oil and gas production should increase during the remainder of 2004 as additional wells are completed and oil and gas production is sold. Interest income should decrease in 2004 as the available cash is utilized for drilling and equipping of wells. The Partnership expects that drilling and completion costs will decrease during 2004 and that production costs, operating expenses and depletion provisions will increase.

The Partnership’s operations did not commence until the third quarter of 2003. No corresponding activities, therefore, occurred during the period from February 19, 2003 (date of inception) through March 31, 2003.

Asset Retirement Obligation

In accordance with FAS 143, the Partnership has recognized an estimated liability for future oil and gas well plugging and abandonment costs (see Note 4). The estimated liability is based on historical experience and estimated well lives. The liability is discounted using the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2004 and the period from February 19, 2003 (date of inception) through December 31, 2003, is as follows:

	2004	2003
Balance, beginning of period	$145,139	$—
Liabilities incurred	148,259	136,420
Accretion expense	4,918	8,719

Balance, end of period	$298,316	$145,139

Item 4. Disclosure Controls and Procedures

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

Part II — Other Information

Item 1. Legal Proceedings

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

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits filed herewith.

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K — none

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 03-A, L.P.

	By:	Mewbourne Development Corporation Managing General Partner

Date: May 14, 2004	By:	/s/ Alan Clark Alan Clark, Treasurer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.