Form 10-Q
period 2004-06-30
MEWBOURNE ENERGY PARTNERS 03-A LP
filed 2004-08-13
CIK 1170797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004

or

☐	TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to

Commission File No. 333-85994-01

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

Delaware	27-0055431

(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3901 South Broadway, Tyler, Texas	75701

(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code:(903) 561-2900

Not Applicable

(Former name, former address and former fiscal year, if
changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑  Yes          ☐  No

Mewbourne Energy Partners 03-A, L. P.

INDEX

Page No.
Part I — Financial Information
Item 1. Financial Statements
Balance Sheets -	3
June 30, 2004 (Unaudited) and December 31, 2003
Statements of Operations (Unaudited) -	4
For the three months ended June 30, 2004 and 2003 and the six months ended June 30, 2004 and the period from February 19, 2003 (date of inception) through June 30, 2003
Statements of Cash Flows (Unaudited) -	5
For the six months ended June 30, 2004 and the period from February 19, 2003 (date of inception) through June 30, 2003
Statement of Changes In Partners’ Capital (Unaudited) -	6
For the six months ended June 30, 2004
Notes to Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 4. Disclosure Controls and Procedures	11
Part II-Other Information
Item 1. Legal Proceedings	11
Item 6. Exhibits and Reports on Form 8-K	13
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

Mewbourne Energy Partners 03-A, L. P.

Part I — Financial Information

Item 1. Financial Statements

BALANCE SHEETS
June 30, 2004 and December 31, 2003

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,746,079	$5,551,936
Accounts receivable, affiliate	3,467,617	307,252

Total current assets	5,213,696	5,859,188

Prepaid well cost	—	4,128,424
Oil and gas properties at cost, full cost method	15,878,391	8,661,943
Less accumulated depreciation, depletion and amortization	(1,503,048)	(256,734)

	14,375,343	8,405,209

Total assets	$19,589,039	$18,392,821

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$1,378,074	$328,517

Asset retirement obligation plugging liability	318,172	145,139

Partners’ capital
General partners	16,011,072	16,034,671
Limited partners	1,881,721	1,884,494

Total partners’ capital	17,892,793	17,919,165

Total liabilities and partners’ capital	$19,589,039	$18,392,821

The accompanying notes are an integral
part of the financial statements.

Mewbourne Energy Partners 03-A, L. P.

STATEMENTS OF OPERATIONS

For the three months ended June 30, 2004 and 2003, and
the six months ended June 30, 2004 and the period from
February 19, 2003 (date of inception) through June 30, 2003
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues and other income:
Oil and gas sales	$2,260,063	$0	$3,373,690	$0
Interest income	6,833	0	16,067	0

Total revenues and other income	2,266,896	0	3,389,757	0

Expenses:
Lease operating expense	90,056	0	146,382	0
Production taxes	179,082	0	275,837	0
Administrative and general expense	47,619	0	67,418	0
Depreciation, depletion and amortization	768,476	0	1,246,314	0
Asset retirement obligation accretion	5,260	0	10,178	0

Net income	$1,176,403	$0	$1,643,628	$0

Allocation of net income:
General partners	$1,052,684	$0	$1,470,773	$0

Limited partners	$123,719	$0	$172,855	$0

Basic and diluted net income per limited and general partner interest (18,000 interests outstanding)	$65.36	$0.00	$91.31	$0.00

The accompanying notes are an integral
part of the financial statements.

Mewbourne Energy Partners 03-A, L. P.

STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2004 and
the period from February 19, 2003 (date of inception)
through June 30, 2003
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$1,643,628	$—
Adjustment to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	1,246,314	—
Asset retirement obligation accretion	10,178	—
Changes in operating assets and liabilities:
Accounts receivables, affiliate	(3,160,365)	—
Accounts payable, affiliate	1,049,557	—

Net cash provided by operating activities	789,312	—

Cash flows from investing activities:
Purchase of oil and gas properties	(2,925,169)	—

Net cash used in investing activities	(2,925,169)	—

Cash flows from financing activities:
Cash distributions to partners	(1,670,000)	—

Net cash used in financing activities	(1,670,000)	—

Net decrease in cash and cash equivalents	(3,805,857)	—
Cash and cash equivalents, beginning of period	5,551,936	—

Cash and cash equivalents, end of period	$1,746,079	$—

The accompanying notes are an integral
part of the financial statements.

Mewbourne Energy Partners 03-A, L. P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
For the six months ended June 30, 2004
(Unaudited)

	General	Limited
	Partners	Partners	Total
Balance at December 31, 2003	$16,034,671	$1,884,494	$17,919,165
Cash distributions	(1,494,372)	(175,628)	(1,670,000)
Net income	1,470,773	172,855	1,643,628

Balance at June 30, 2004	$16,011,072	$1,881,721	$17,892,793

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position, results of operations, cash flows and partners’ capital for the six months ended June 30, 2004. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the final results expected for the full year.

2.	Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 03-A, L.P., (the “Partnership”), a Delaware limited partnership formed on February 19, 2003, is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico. The offering of limited and general partnership interests began May 16, 2003 as a part of an offering registered under the name Mewbourne Energy Partners 02-03 Drilling Programs and concluded July 9, 2003, with total investor contributions of $18,000,000. Since the partnership was not funded until July 9, 2003, no business was conducted by the Partnership during the period February 19, 2003 (date of inception) to June 30, 2003, therefore, there are no items of income or expense for that reporting period.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2004, approximately $1.0 million of capitalized costs were excluded from amortization, while at December 31, 2003, approximately $0.5 million of capitalized costs were excluded from amortization. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a periodic ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

Included in Accounts receivable, affiliate at June 30, 2004 are $1,913,000 of billings for sale of equipment to Mewbourne Development Corporation.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2004 and the period from February 19, 2003 (date of inception) through December 31, 2003, is as follows:

	2004	2003
Balance, beginning of period	$145,139	$—
Liabilities incurred	162,855	136,420
Accretion expense	10,178	8,719

Balance, end of period	$318,172	$145,139

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 03-A, L.P. (the “Partnership”) was formed February 19, 2003. The offering of limited and general partnership interests began on May 16, 2003 and concluded on July 9, 2003, with investor partner contributions of $18,000,000.

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. At June 30, 2004, 53 wells had been drilled and were productive and 7 wells were drilled and abandoned.

Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $3,835,622 at June 30, 2004.

During the six months ended June 30, 2004, the Partnership made cash distributions to the investor partners in the amount of $1,670,000. The Partnership expects that cash distributions will continue during 2004 as additional oil and gas revenues are received.

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

Included in Accounts receivable, affiliate at June 30, 2004 are $1,913,000 of billings for sale of equipment to Mewbourne Development Corporation.

Results of Operations

Revenues and other income during the three months ended June 30, 2004 totaled $2,266,896, and consisted of oil and gas sales of $2,260,063 and interest income of $6,833. Production volumes during the three month period ended June 30, 2004 were approximately 8,078 bbls of oil and 359,700 mcf of gas at corresponding average realized prices of $36.87 per bbl of oil and $5.46 per mcf of gas. Expenses totaling $1,090,493, consisting primarily of lease operating expenses in the amount of $90,056, production taxes in the amount of $179,082, and depreciation, depletion, and amortization in the amount of $768,476 resulted in net income for the period of $1,176,403.

Revenues and other income during the period from January 1, 2004 to June 30, 2004 totaled $3,389,757, and consisted of oil and gas sales of $3,373,390 and interest income of $16,067. Production volumes during the period ended June 30, 2004 were approximately 11,630 bbls of oil and 555,066 mcf of gas at corresponding average realized prices of $35.87 per bbl of oil and $5.33 per mcf of gas. Expenses totaling $1,746,129, consisting primarily of lease operating expenses in the amount of $146,382, production taxes in the amount of $275,837, and depreciation, depletion, and amortization in the amount of $1,246,314 resulted in net income for the period of $1,643,628. The Partnership’s oil and gas production should increase during the remainder of 2004 as additional wells are completed and oil and gas production is sold. Interest income should decrease in 2004 as the available cash is utilized for drilling and equipping of wells. The Partnership expects that drilling and completion costs will decrease during 2004 and that production costs, operating expenses and depletion provisions will increase.

The Partnership’s operations did not commence until the third quarter of 2003. No corresponding activities, therefore, occurred during the period from February 19, 2003 (date of inception) through June 30, 2003.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2004 and the period from February 19, 2003 (date of inception) through December 31, 2003, is as follows:

	2004	2003
Balance, beginning of period	$145,139	$—
Liabilities incurred	162,855	136,420
Accretion expense	10,178	8,719

Balance, end of period	$318,172	$145,139

Item 4.	Disclosure Controls and Procedures

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

1. Faulconer Resources 2000, LP, et al. v. Mewbourne Oil Company; No. CV-2004-56 JWF; In the Fifth Judicial District Court, Eddy County New Mexico

Plaintiffs Faulconer filed suit February 13, 2004 for Declaratory Judgment, Tortious Interference with Leasehold Interest, Temporary Restraining Order and Preliminary Injunction, seeking direct and consequential damages for breach of duties, attorneys fees and punitive damages for tortious interference with malice. Plaintiffs sought an injunction to deny Mewbourne Oil Company (“MOC”) the opportunity to drill its La Huerta “30” Fee Com. No. 1-Y well, in which the Partnership owns a working interest.

Plaintiffs claim that MOC had no right to cause the wellbore of the La Huerta well to traverse the underground rock strata in the SE/4 of Section 19 and the NE/4 of Section 30 on its way to a bottom hole location in the SE/4 of Section 30, all in Township 21 South, Range 27 East, Eddy County, New Mexico. Plaintiffs own no interest in the SE/4 of Section 30, but do own oil and gas leasehold interests in the SE/4 of Section 19 and the NE/4 of Section 30, subject to a current Farmout Agreement with MOC as Farmee and Plaintiffs as Farmor. Plaintiffs claim the right to exclude MOC’s La Huerta wellbore from proceeding through the underground rock strata where Plaintiffs own oil and gas leasehold interests. Plaintiffs assert MOC’s wellbore would constitute a permanent trespass, causing Plaintiffs irreparable injury and sought to enjoin the drilling of the well. Plaintiffs claim MOC’s filing of an application to drill the well with regulatory bodies constituted a deliberate and malicious interference with the contractual relationships between Plaintiffs and their lessors.

MOC believes it had the right to drill its La Huerta well. The bottom hole location for the well is within a residential area nearby the city of Carlsbad, New Mexico. A surface location for the well within the SE/4 of Section 30 was not feasible or appropriate due to the proximity of residences and the inability to construct and use a natural gas pipeline to gather and transport natural gas produced by the well. Thus, MOC applied to the New Mexico Oil Conservation Division and received a permit to drill a deviated well from a surface location within the SE/4 of Section 19, for which MOC had acquired a surface use easement and agreement. The wellbore traversed the SE/4 of Section 19 and the NE/4 of Section 30 before entering MOC’s leasehold area in the S/2 of Section 30. After MOC notified Plaintiffs of MOC’s plans, Plaintiffs asserted that MOC did not have authority to execute its plans without Plaintiffs consent and sued MOC. Plaintiffs refused to consent to MOC’s wellbore path unless MOC were to give Plaintiffs a substantial working interest in the La Huerta well.

Plaintiffs presented their application for preliminary injunction to the court on March 3, 2004. MOC vigorously contested Plaintiffs’ claims. MOC believes that Plaintiffs have no right to block the drilling of the La Huerta well unless Plaintiffs can show that their leasehold rights in the SE/4 of Section 19 and the NE/4 of Section 30 would be interfered with unreasonably by MOC’s well. MOC further believes Plaintiffs failed to prove such unreasonable interference would occur as a result of the drilling of the La Huerta well. By Order dated March 17, 2004, the court denied Plaintiffs’ application for injunctive relief, finding that MOC would not be trespassing upon Plaintiffs’ oil and gas leasehold estates, that MOC’s operations would not interfere with operation of Plaintiffs’ oil and gas leasehold interests, either surface or subsurface, and that Plaintiffs would not suffer irreparable damage in any respect. Plaintiffs advised MOC that they would appeal the court’s ruling, but have not done so. MOC does not believe the court’s order will be reversed on appeal. Accordingly, MOC drilled and completed the La Huerta “30” No. 1-Y well as a commercial gas well in keeping with the court’s order and to prevent drainage and protect its correlative rights. The drilling and completion of the well proceeded without incident or injury to Plaintiffs’ existing wells in the area. MOC understands that Plaintiffs do not intend to pursue their claims further at this time, but Plaintiffs have not dismissed the case.

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

Mewbourne Energy Partners 03-A, L.P.

	By:	Mewbourne Development Corporation Managing General Partner

Date: August 13, 2004	By:	/s/ Alan Clark

Alan Clark, Treasurer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.