Form 10-Q
period 2004-09-30
MEWBOURNE ENERGY PARTNERS 03-A LP
filed 2004-11-12
CIK 1170797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Or

[ ]	TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Mewbourne Energy Partners 03-A, L.P.

INDEX

Page No.
Part I – Financial Information
Item 1. Financial Statements
Balance Sheets - September 30, 2004 (Unaudited) and December 31, 2003	3
Statements of Operations (Unaudited) - For the three months ended September 30, 2004 and 2003 and the nine months ended September 30, 2004 and the period from February 19, 2003 (date of inception) through September 30, 2003	4
Statements of Cash Flows (Unaudited) - For the nine months ended September 30, 2004 and the period from February 19, 2003 (date of inception) through September 30, 2003	5
Statement of Changes In Partners’ Capital (Unaudited) - For the nine months ended September 30, 2004	6
Notes to Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 4. Disclosure Controls and Procedures	12
Part II – Other Information
Item 1. Legal Proceedings	12
Item 6. Exhibits and Reports on Form 8-K	13
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

Mewbourne Energy Partners 03-A, L.P.

Part I – Financial Information

Item 1. Financial Statements

BALANCE SHEETS
September 30, 2004 and December 31, 2003

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Cash and cash equivalents	$389,122	$5,551,936
Accounts receivable, affiliate	1,439,134	307,252

Total current assets	1,828,256	5,859,188

Prepaid well costs	—	4,128,424
Oil and gas properties at cost, full cost method	18,424,583	8,661,943
Less accumulated depreciation, depletion and amortization	(2,320,270)	(256,734)

	16,104,313	8,405,209

Total assets	$17,932,569	$18,392,821

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$331,053	$328,517

Asset retirement obligation plugging liability	363,123	145,139

Partners’ capital
General partners	15,425,494	16,034,671
Limited partners	1,812,899	1,884,494

Total partners’ capital	17,238,393	17,919,165

Total liabilities and partners’ capital	$17,932,569	$18,392,821

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 03-A, L.P.

STATEMENTS OF OPERATIONS
For the three months ended September 30, 2004 and 2003, and
the nine months ended September 30, 2004 and the period from
February 19, 2003 (date of inception) through September 30, 2003
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues and other income:
Oil and gas sales	$2,094,420	$18,645	$5,468,110	$18,645
Interest income	3,222	14,450	19,289	14,450

Total revenues and other income	2,097,642	33,095	5,487,399	33,095

Expenses:
Lease operating expense	136,132	707	282,514	707
Production taxes	177,910	1,787	453,747	1,787
Administrative and general expense	78,086	2,627	145,504	2,627
Depreciation, depletion, and amortization	817,222	11,071	2,063,536	11,071
Cost ceiling write-down	—	83,645	—	83,645
Asset retirement obligation accretion	6,601	554	16,779	554

Net income (loss)	$881,691	$(67,296)	$2,525,319	$(67,296)

Allocation of net income:
General partners	$788,967	$(60,219)	$2,259,740	$(60,219)

Limited partners	$92,724	$(7,077)	$265,579	$(7,077)

Basic and diluted net income (loss) per limited and general partner interest (18,000 interests outstanding)	$48.98	$(3.74)	$140.30	$(3.74)

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 03-A, L.P.

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2004 and the period from
February 19, 2003 (date of inception) through September 30, 2003
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income (loss)	$2,525,319	$(67,296)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	2,063,536	11,071
Cost ceiling write-down	—	83,645
Asset retirement obligation accretion	16,779	554
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(1,131,882)	(18,645)
Accounts payable, affiliate	2,536	1,786

Net cash provided by operating activities	3,476,288	11,115

Cash flows from investing activities:
Additions to oil and gas properties	(5,433,011)	(1,906,099)

Net cash used in investing activities	(5,433,011)	(1,906,099)

Cash flows from financing activities:
Capital contributions from partners	—	18,000,000
Cash distributions to partners	(3,206,091)	—

Net cash provided by (used in) financing activities	(3,206,091)	18,000,000

Net increase (decrease) in cash and cash equivalents	(5,162,814)	16,105,016
Cash and cash equivalents, beginning of period	5,551,936	—

Cash and cash equivalents, end of period	$389,122	$16,105,016

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 03-A, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
For the nine months ended September 30, 2004
(Unaudited)

	General	Limited
	Partners	Partners	Total
Balance at December 31, 2003	$16,034,671	$1,884,494	$17,919,165
Cash distributions	(2,868,917)	(337,174)	(3,206,091)
Net income	2,259,740	265,579	2,525,319

Balance at September 30, 2004	$15,425,494	$1,812,899	$17,238,393

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position, results of operations, cash flows and partners’ capital for the periods presented. The results of operations for the interim periods are not necessarily indicative of the final results expected for the full year.

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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2004, approximately $0.2 million of capitalized costs were excluded from amortization, while at September 30, 2003, approximately $1.3 million of capitalized costs were excluded from amortization. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of that present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

3. Asset Retirement Obligations

In accordance with FAS 143, the Partnership has recognized an estimated liability for future oil and gas well plugging and abandonment costs. The estimated liability is based on historical experience and estimated well life. The liability is discounted using the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements. The Partnership recognizes accretion expense in connection with the discounted liability over the remaining life of the well.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2004 and the period from February 19, 2003 (date of inception) through December 31, 2003, is as follows:

	2004	2003
Balance, beginning of period	$145,139	$—
Liabilities incurred	201,205	136,420
Accretion expense	16,779	8,719

Balance, end of period	$363,123	$145,139

4. Related Party Transactions

Mewbourne Development Corporation (MD) is managing general partner and Mewbourne Oil Company (MOC) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

The Partnership reimburses MOC for supervision and other operator charges. Services and operator charges are billed in accordance with the program and partnership agreements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 03-A, L.P. (the “Partnership”) was formed February 19, 2003. The offering of limited and general partnership interests began May 16, 2003 and concluded July 9, 2003, with total investor contributions of $18,000,000.

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. At September 30, 2004, 61 wells had been drilled and were productive and 7 wells were drilled and abandoned.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $1,497,203 at September 30, 2004.

During the nine months ended September 30, 2004, the Partnership made cash distributions to the investor partners in the amount of $3,206,091. No distributions were made during the period from February 19, 2003 (date of inception) through September 30, 2003. The Partnership expects that cash distributions will continue during 2004 as additional oil and gas revenues are sufficient to produce cash flows from operations.

The sale of crude oil and natural gas produced by the Partnership will be affected by a number of factors that are beyond the Partnership’s control. These factors include the price of crude oil and natural gas, the fluctuating supply of and demand for these products, competitive fuels, refining, transportation, extensive federal and state regulations governing the production and sale of crude oil and natural gas, and other competitive conditions. It is impossible to predict with any certainty the future effect of these factors on the Partnership.

Results of Operations

Three months ended September 30, 2004 as compared to the three months ended September 30, 2003.

Oil and gas revenues. Oil and gas revenues during the three months ended September 30, 2004 totaled $2,094,420. Production volumes during the period were approximately 4,009 bbls of oil and 368,820 mcf of gas at corresponding average realized prices of $43.62 per bbl of oil and $5.20 per mcf of gas. Oil and gas revenues during the three months ended September 30, 2003 totaled $18,645. Production volumes during the period were approximately 4,194 mcf of gas at a corresponding average realized price of $4.45 per mcf of gas. Oil and gas revenues increased primarily due to additional wells being drilled and completed in 2004.

Interest income. Interest income was $3,222 during the three month period ended September 30, 2004 as compared to $14,450 during the three month period ended September 30, 2003. The decrease is primarily due to the decrease in funds available for investment.

Lease operations and production taxes. Lease operating expense during the period ended September 30, 2004 totaled $136,132 as compared to $707 for the period ended September 30, 2003. Production taxes during the period ended September 30, 2004 total $177,910 compared to $1,787 for the period ended September 30, 2003. Lease operating expense and production taxes increased as additional wells were drilled and completed in 2004.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended September 30, 2004 total $817,222 compared to $11,071 for the three month period ended September 30, 2003. The increase is due to the additional wells drilled and producing and therefore depleting their reserves.

Administrative and general expense. Administrative and general expense for the three month period ended September 30, 2004 total $78,086 compared to $2,627 for the period ended September 30, 2003. The partnership is charged overhead based on 3.5% of gross oil and gas revenue by the operator. Thereby the increase in administrative and general expenses is due to the increase in oil and gas revenues.

Nine months ended September 30, 2004 as compared to the period from February 19, 2003 (date of inception) through ended September 30, 2003.

Oil and gas revenues. Oil and gas revenues during the nine months ended September 30, 2004 totaled $5,468,110. Production volumes during the period were approximately 15,639 bbls of oil and 923,886 mcf of gas at corresponding average realized prices of $37.86 per bbl of oil and $5.28 per mcf of gas. Oil and gas revenues during the period ended September 30, 2003 totaled $18,645. Production volumes during the period were approximately 4,194 mcf of gas at a corresponding average realized price of $4.45 per mcf of gas. Oil and gas revenues increased primarily due to additional wells being drilled and completed in 2004.

Interest income. Interest income was $19,289 during the nine month period ended September 30, 2004 as compared to $14,450 during the period ended September 30, 2003. The decrease is primarily due to the decrease in funds available for investment.

Lease operations and production taxes. Lease operating expense during the period ended September 30, 2004 totaled $282,514 as compared to $707 for the period ended September 30, 2003. Production taxes during the period ended September 30, 2004 total $453,747 compared to $1,787 for the period ended September 30, 2003. Lease operating expense and production taxes increased as additional wells were drilled and completed in 2004.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine month period ended September 30, 2004 total $2,063,536 compared to $11,071 for the period ended September 30, 2003. The increase is due to the additional wells drilled and producing and therefore depleting their reserves.

Administrative and general expense. Administrative and general expense for the nine month period ended September 30, 2004 total $145,504 compared to $2,627 for the period ended September 30, 2003. The partnership is charged overhead based on 3.5% of gross oil and gas revenue by the operator. Thereby the increase in administrative and general expenses is due to the increase in oil and gas revenues.

Asset Retirement Obligation

In accordance with FAS 143, the Partnership has recognized an estimated liability for future oil and gas well plugging and abandonment costs (see Note 3). The estimated liability is based on historical experience and estimated well lives. The liability is discounted using the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2004 and the period from February 19, 2003 (date of inception) through December 31, 2003, is as follows:

	2004	2003
Balance, beginning of period	$145,139	$—
Liabilities incurred	201,205	136,420
Accretion expense	16,779	8,719

Balance, end of period	$363,123	$145,139

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

Part II – Other Information

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

Plaintiffs presented their application for preliminary injunction to the court on March 3, 2004. MOC vigorously contested Plaintiffs’ claims. MOC believes that Plaintiffs have no right to block the drilling of the La Huerta well unless Plaintiffs can show that their leasehold rights in the SE/4 of Section 19 and the NE/4 of Section 30 would be interfered with unreasonably by MOC’s well. MOC further believes Plaintiffs failed to prove such unreasonable interference would occur as a result of the drilling of the La Huerta well. By Order dated March 17, 2004, the court denied Plaintiffs’ application for injunctive relief, finding that MOC would not be trespassing upon Plaintiffs’ oil and gas leasehold estates, that MOC’s operations would not interfere with operation of Plaintiffs’ oil and gas leasehold interests, either surface or subsurface, and that Plaintiffs would not suffer irreparable damage in any respect. Plaintiffs advised MOC that they would appeal the court’s ruling, but have not done so. MOC does not believe the court’s order will be reversed on appeal. Accordingly, MOC drilled and completed the La Huerta “30” No. 1-Y well as a commercial gas well in keeping with the court’s order and to prevent drainage and protect its correlative rights. The drilling and completion of the well proceeded without incident or injury to Plaintiffs’ existing wells in the area. The plaintiffs did not pursue their claims and the case has been dismissed.

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

               None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 03-A, L.P.

	By:	Mewbourne Development Corporation
Managing General Partner

Date: November 11, 2004

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