Form 10-K
period 2004-12-31
MEWBOURNE ENERGY PARTNERS 03-A LP
filed 2005-03-31
CIK 1170797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the year ended December 31, 2004

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

The following documents are incorporated by reference into the indicated parts of this Annual Report on Form 10-K; Part of the information called for by Part IV of the Annual Report on Form 10-K is incorporated by reference from the Registrant’s Registration Statement on Form   S-1, File No. 333-85994-01.

PART I

ITEM 1. Business

Mewbourne Energy Partners 03-A, L.P. (the “Registrant”) is a limited partnership organized under the laws of the State of Delaware on February 19, 2003 (date of inception). Its managing general partner is Mewbourne Development Corporation, a Delaware corporation (“MD”).

A Registration Statement was filed pursuant to the Securities Act of 1933, as amended, registering limited and general partnership interests in a series of two Delaware limited partnerships formed under Mewbourne Energy 02-03 Drilling Programs. General and limited partnership interests were offered at $1,000 each. The maximum offering amount was $18,000,000 (18,000 interests) per partnership. The Registrant was declared effective by the Securities and Exchange Commission on May 16, 2003. On July 9, 2003, the offering of limited and general partnership interests in the Registrant was closed, with interests aggregating $18,000,000 being sold to 710 subscribers of which $16,107,005 were sold to 644 subscribers as general partner interests and $1,892,995 were sold to 66 subscribers as limited partner interests.

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

The Registrant does not have any employees of its own. MD is responsible for all management functions. Mewbourne Oil Company (“MOC”), a wholly owned subsidiary of Mewbourne Holdings, Inc., which is also the parent of the Registrant’s managing general partner, has been appointed Program Manager and is responsible for activities in accordance with a Drilling Program Agreement entered into by the Registrant, MD and MOC. At March 29, 2005, MOC employed 150 persons, many of whom dedicated a part of their time to the conduct of the Registrant’s business during the period for which this report is filed.

The production of oil and gas is not considered subject to seasonal factors although the price received by the Registrant for natural gas sales will generally tend to increase during the winter months. Order backlog is not pertinent to the Registrant’s business.

ITEM 2. Properties

The Registrant’s properties consist primarily of leasehold interests in properties on which oil and gas wells-in-progress are located. Such property interests are often subject to landowner royalties, overriding royalties and other oil and gas leasehold interests.

Fractional working interests in developmental oil and gas prospects located primarily in the Anadarko Basin of Western Oklahoma, the Texas Panhandle, and the Permian Basin of New Mexico and West Texas, were acquired by the Registrant, resulting in the Registrant’s participation in the drilling of oil and gas wells. At December 31, 2004, 63 wells had been drilled and were productive and 7 wells had been drilled and abandoned. The following table summarizes the Registrant’s drilling activity for the year ended December 31, 2004 and for the period from February 19, 2003 (date of inception) through December 31, 2003:

	2004		2003
	Gross	Net	Gross	Net
Development Wells
Oil and natural gas wells	40	6.643	23	4.211
Non-productive wells	0	0	7	1.542

Reserve estimates were prepared by Forrest A Garb & Associates, Inc., the Registrant’s independent petroleum consultants, in accordance with guidelines established by the Securities and Exchange Commission.

ITEM 3. Legal Proceedings

The Registrant is not aware of any pending legal proceedings to which it is a party.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the period ended December 31, 2004 covered by this report.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

At March 29, 2005, the Registrant had 18,000 outstanding limited and general partnerships interests held of record by 710 subscribers. There is no established public or organized trading market for the limited and general partner interests.

Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement. Distributions made to limited and general partners during the year ended December 31, 2004 and for the period from February 19, 2003 (date of inception) through December 31, 2003 were $4,746,991 and $180,000, respectively.

ITEM 6. Selected Financial Data

The following table sets forth selected financial data for the year ended December 31, 2004 and for the period from February 19, 2003 (date of inception) through December 31, 2003:

Operating results	2004	2003
Oil and gas sales	$7,458,796	$370,391
Net income	$3,492,274	$99,165
Basic and diluted net income per limited and general partner interests (18,000 outstanding)	$194.02	$5.51

At year-end:
Total Assets	$17,370,937	$18,392,821
Cash Distributions	$4,746,991	$180,000

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Mewbourne Energy Partners 03-A, L.P., (the “Registrant”) was organized as a Delaware limited partnership on February 19, 2003. The offering of limited and general partnership interests began May 16, 2003 as a part of an offering registered under the name Mewbourne Energy Partners 02-03 Drilling Programs. The offering of limited and general partner interests in the Registrant concluded July 9, 2003, with total investor partner contributions of $18,000,000.

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

Results of Operations

The following table sets forth certain operating data for the years ended December 31, 2004 and 2003:

	2004	2003
Oil and gas sales	$7,458,796	$370,391
Barrels produced	18,591	1,457
Mcf produced	1,230,543	69,676
Average price/bbl	$39.05	$29.88
Average price/mcf	$5.47	$4.69

Year ended December 31, 2004 compared to the year ended December 31, 2003

Oil and natural gas sales. Oil and natural gas sales increased to $7,458,796 in 2004 from $370,391 in 2003 due to additional wells being drilled and completed by the Partnership during 2004, which resulted in a substantial increase in sales revenues and production volumes. Production volumes increased to 1,230,543 Mcf of gas in 2004 from 69,676 Mcf in 2003, while oil volumes increased to 18,591 Bbls in 2004 from 1,457 Bbls in 2003.

Interest income. Interest income decreased from $49,791 in 2003 to $20,301 in 2004 due to expenditures for the drilling of oil and gas wells, which resulted in a decrease of capital available for investments.

Lease operating expense and production taxes. Lease operating expense increased from $22,525 in 2003 to $403,211 in 2004. Production taxes increased from $27,668 in 2003 to $593,726 in 2004. These expenses increased as additional wells were drilled and completed in 2004.

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased from $173,088 in 2003 to $2,739,865 in 2004 as additional wells were drilled and producing, therefore depleting reserves.

Cost ceiling write-downs. There was a cost ceiling write-down for the year ended December 31, 2003 of $83,646, while at December 31, 2004 there was no cost ceiling write-down.

Liquidity and capital resources

Net cash decreased by $5,548,284 during the year ended December 31, 2004. These funds were utilized primarily for drilling and completion costs. Cash flows from operating activities were offset by funds utilized primarily for drilling and completion costs and cash distributions to partners. Substantially all wells for which funds have been committed have been drilled. Any incidental future capital expenditures incurred will be paid with revenues generated through oil and gas sales. Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement.

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

Significant estimates inherent in the Registrant’s financial statements include the estimate of oil and gas reserves and future abandonment costs as reported in the footnotes to the financial statements. Changes in oil and gas prices, changes in production estimates and the success or failure of future development activities could have a significant effect on reserve estimates. The reserve estimates directly impact the computation of depreciation, depletion, and amortization, asset retirement obligation, and the ceiling test for the Registrant’s oil and gas properties.

The Registrant follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. Oil and gas properties are subject to a quarterly ceiling test that limits such costs to the aggregate of that present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. The present value of future net cash flows has been prepared assuming year-end selling prices, year-end development and production costs and a 10 percent annual discount rate.

All financing activities of the Registrant are reported in the financial statements. The Registrant does not engage in any off-balance sheet financing arrangements.

On September 28, 2004 the Security and Exchange Commission issued Staff Accounting Bulletin No. 106 (SAB No. 106). The interpretations in SAB No. 106 express the staff’s views regarding the application of FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, by oil and gas producing companies following the full cost accounting method.

Under Statement 143, the Partnership must recognize a liability for an asset retirement obligation at fair value in the period in which the obligation is incurred, if a reasonable estimate of fair value can be made. The Partnership also must initially capitalize the associated asset retirement costs by increasing its full cost pool by the same amount as the liability. Under the full cost method of accounting, the Partnership calculates quarterly a limitation on capitalized costs, i.e., the full cost ceiling of our oil and natural gas properties and any asset retirement costs capitalized pursuant to Statement 143 are subject to the full cost ceiling limitation. SAB No. 106 provides that after adoption of Statement 143, the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet should be excluded from the computation of the present value of estimated future net revenues for purposes of the full cost ceiling calculation. Currently, the future cash outflows associated with settling asset retirement obligations are included in the computation of the present value of estimated future reserves for purposes of the full cost ceiling calculation. The amount of the full cost pool subject to the ceiling test is decreased by the amount of the asset retirement obligation liability. The effect of this interpretation will increase the ceiling as it relates to the Partnership’s full cost pool and will increase the amount of the full cost pool that is subject to the ceiling. The Partnership does not expect SAB 106 to have a material impact on the calculation of its full cost ceiling test.

The estimated dismantlement and abandonment costs for the Partnership’s oil and natural gas properties that have been capitalized have been included in the costs used when calculating the depreciation, depletion and amortization (DD&A) rate used to amortize the properties. Future development activities on proved reserves may result in additional asset retirement obligations when such activities are performed and the associated asset retirement costs will be capitalized at that time. Under the interpretations in SAB No. 106 to the extent that estimated dismantlement and abandonment costs, net of estimated salvage values, have not been capitalized for future development activity, the Partnership will be required to estimate the amount of dismantlement and abandonment costs that will be incurred and include those amounts in the costs to be amortized. The Partnership has not yet determined the full impact this will have on DD&A but it is not expected to be material.

Asset Retirement Obligations

In accordance with FAS 143, the Partnership has recognized an estimated liability for future plugging and abandonment costs. The estimated liability is based on historical experience and estimated well life. The liability is discounted using the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements. The Partnership recognizes accretion expense in connection with the discounted liability over the remaining life of the well.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the year ended December 31, 2004 and for the period from February 19, 2003 (date of inception) through December 31, 2003, is as follows:

	2004	2003
Balance, beginning of period	$145,139	$0
Liabilities incurred	209,842	136,420
Accretion expense	24,041	8,719

Balance, end of period	$379,022	$145,139

Organization and Related Party Transactions

The Partnership was organized on February 19, 2003. Mewbourne Development Corporation (MD) is managing general partner and Mewbourne Oil Company (MOC) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well on which the costs were incurred. The partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as Operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the Operator. Reimbursement to MOC for operator charges totaled $834,580 and $389,778 for the year ended December 31, 2004 and for the period from February 19, 2003 (date of inception) through December 31, 2003, respectively. Operator charges are billed in accordance with the program and partnership agreements.

In general, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Under this arrangement, $201,067 and $654 were allocated to the Partnership during the year ended December 31, 2004 and for the period from February 19, 2003 (date of inception) through December 31, 2003, respectively.

The Partnership participates in oil and gas activities through a Drilling Program Agreement, the Program. The Partnership and MD are parties to the Program agreement. The costs and revenues of the Program are allocated to MD and the Partnership as follows:

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

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The Registrant does not have any officers or directors. Under the Registrant’s Partnership Agreement, the Registrant’s managing partner, MD, is granted the exclusive right and full authority to manage, control and administer the Registrant’s business. MD is a wholly owned subsidiary of Mewbourne Holdings, Inc.

Set forth below are the names, ages and positions of the directors and executive officers of MD, the Registrant’s managing general partner. Directors of MD are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified.

	Age as of
	December 31,
Name	2004	Position
Curtis W. Mewbourne	69	President and Director
J. Roe Buckley	42	Vice President and Chief Financial Officer
Alan Clark	52	Treasurer
Michael F. Shepard	58	Secretary and General Counsel
Dorothy M. Cuenod	44	Assistant Secretary and Director
Ruth M. Buckley	43	Assistant Secretary and Director
Julie M. Greene	41	Assistant Secretary and Director

     Curtis W. Mewbourne, age 69, formed Mewbourne Holdings, Inc. in 1965 and serves as Chairman of the Board and President of Mewbourne Holdings, MD and MOC. He has operated as an independent oil and gas producer for the past 40 years. Mr. Mewbourne received a Bachelor of Science Degree in Petroleum Engineering from the University of Oklahoma in 1957. Mr. Mewbourne is the father of Dorothy M. Cuenod, Ruth M. Buckley, and Julie M. Greene and the father-in-law of J. Roe Buckley.

     J. Roe Buckley, age 42, joined Mewbourne Holdings, Inc. in July, 1990 and serves as Vice President and Chief Financial Officer of both MD and MOC. Mr. Buckley was employed by Mbank Dallas from 1985 to 1990 where he served as a commercial loan officer. He received a Bachelor of Arts in Economics from Sewanee in 1984. Mr. Buckley is the son-in-law of Curtis W. Mewbourne and is married to Ruth M. Buckley. He is also the brother-in-law of Dorothy M. Cuenod and Julie M. Greene.

     Alan Clark, age 52, joined Mewbourne Oil Company in 1979 and serves as Treasurer and Controller of both MD and MOC. Prior to joining MOC, Mr. Clark was employed by Texas Oil and Gas Corporation as Assistant Supervisor of joint interest accounting from 1976 to 1979. Mr. Clark has served in several accounting/finance positions with Mewbourne Oil Company prior to his current assignment. Mr. Clark received a Bachelor of Business Administration from the University of Texas at Arlington.

     Michael F. Shepard, age 58, joined Mewbourne Oil Company in 1986 and serves as Secretary and General Counsel of MD. He has practiced law exclusively in the oil and gas industry since 1979 and formerly was counsel with Parker Drilling Company and its Perry Gas subsidiary for seven years. Mr. Shepard holds the Juris Doctor degree from the University of Tulsa where he received the National Energy Law and Policy Institute award as the outstanding graduate in the Energy Law curriculum. He received a B.A. degree, magna cum laude, from the University of Massachusetts in 1976. Mr. Shepard is a member of the bar in Texas and Oklahoma.

     Dorothy Mewbourne Cuenod, age 44, received a B.A. degree in Art History from The University of Texas and a Masters of Business Administration Degree from Southern Methodist University. Since 1984 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Cuenod is the daughter of Curtis W. Mewbourne and is the sister of Ruth M. Buckley and Julie M. Greene. She is also the sister-in-law of J. Roe Buckley.

     Ruth Mewbourne Buckley, age 43, received a Bachelor of Science Degree in both Engineering and Geology from Vanderbilt University. Since 1987 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Buckley is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Julie M. Greene. She is also the wife of J. Roe Buckley.

     Julie Mewbourne Greene, age 41, received a B.A. degree in Business Administration from The University of Oklahoma. Since 1988 she has served as a Director and Assistant Secretary of both MD and MOC. Prior to that time she was employed by Rauscher, Pierce, Refsnes, Inc. Ms. Greene is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Ruth M. Buckley. She is also the sister-in-law of J. Roe Buckley.

ITEM 11. Executive Compensation

The Registrant does not have any officers or directors. Management of the Registrant is vested in the managing general partner. None of the officers or directors of MD or MOC will receive remuneration directly from the Registrant, but will continue to be compensated by their present employers. The Registrant will reimburse MD and MOC and affiliates thereof for certain costs of overhead falling within the definition of Administrative Costs, including without limitation, salaries of the officers and employees of MD and MOC; provided that no portion of the salaries of the directors or of the executive officer of MOC or MD may be reimbursed as Administrative Costs.

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

ITEM 13. Certain Relationships and Related Transactions

Transactions with MD and its affiliates

     Pursuant to the Registrant’s Partnership Agreement, the Registrant had the following related party transactions with MD and its affiliates during the year ended December 31, 2004 and for the period from February 19, 2003 (date of inception) through December 31, 2003:

	2004	2003
Administrative & general expense and payment of well charges and supervision charges in accordance with standard industry operating agreements	$1,035,647	$390,432

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

PART IV

ITEM 14. Principal Accountant Fees and Services

	For the Year Ended December, 31,
	2004	2003
Audit	$20,777	$13,785
Tax Fees	$4,454	$4,756

	$25,231	$18,541

The Partnership has retained PricewaterhouseCoopers LLP as their independent registered public accounting firm.

ITEM 15. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

(a)	1. Financial statements The following are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Balance sheets as of December 31, 2004 and 2003

Statements of operations for the year ended December 31, 2004 and for the period from February 19, 2003 (date of inception) through December 31, 2003

Statements of changes in partners’ capital for the year ended December 31, 2004 and for the period from February 19, 2003 (date of inception) through December 31, 2003

Statements of cash flows for the year ended December 31, 2004 and for the period from February 19, 2003 (date of inception) through December 31, 2003

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

/s/ Curtis W. Mewbourne	President/Director	March 29, 2005

Curtis W. Mewbourne

/s/ J. Roe Buckley	Vice President	March 29, 2005
Chief Financial Officer
J. Roe Buckley

/s/ Alan Clark	Treasurer	March 29, 2005

Alan Clark

/s/ Dorothy M. Cuenod	Director	March 29, 2005

Dorothy M. Cuenod

/s/ Ruth M. Buckley	Director	March 29, 2005

Ruth M. Buckley

/s/ Julie M. Greene	Director	March 29, 2005

Julie M. Greene

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to the Registrant’s security holders.

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For the year ended December 31, 2004 and for the period from
February 19, 2003 (date of inception) through December 31, 2003

Report of Independent Registered Public Accounting Firm

To the Partners of Mewbourne Energy Partners 03-A, L.P. and to the Board of Directors of Mewbourne Development Corporation:

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in partners’ capital and of cash flows present fairly, in all material respects, the financial position of Mewbourne Energy Partners 03-A, L.P. at December 31, 2004 and 2003 and the results of its operations and its cash flows for the year ended December 31, 2004 and the period from February 19, 2003 (date of inception) through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 29, 2005

Mewbourne Energy Partners 03-A, L.P.

BALANCE SHEETS

December 31, 2004 and 2003

	2004	2003
ASSETS
Cash and cash equivalents	$3,652	$5,551,936
Accounts receivable, affiliate	1,689,829	307,252

Total current assets	1,693,481	5,859,188

Prepaid well cost	45,685	4,128,424

Oil and gas properties at cost, full cost method	18,628,370	8,661,943
Less accumulated depreciation, depletion, amortization and impairment	(2,996,599)	(256,734)

	15,631,771	8,405,209

Total assets	$17,370,937	$18,392,821

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$327,467	$328,517

Asset retirement obligation plugging liability	379,022	145,139

Partners’ capital
General partners	14,911,908	16,034,671
Limited partners	1,752,540	1,884,494

Total partners’ capital	16,664,448	17,919,165

Total liabilities and partners’ capital	$17,370,937	$18,392,821

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 03-A, L.P.

STATEMENTS OF OPERATIONS
For the year ended December 31, 2004 and for the period from
February 19, 2003 (date of inception) through December 31, 2003

	2004	2003
Revenues and other income:

Oil and gas sales	$7,458,796	$370,391
Interest income	20,301	49,791

	7,479,097	420,182

Expenses:

Lease operating expense	403,211	22,525
Production taxes	593,726	27,668
Administrative and general expense	225,980	5,371
Depreciation, depletion, and amortization	2,739,865	173,088
Cost ceiling write-down	0	83,646
Asset retirement obligation accretion	24,041	8,719

	3,986,823	321,017

Net income	$3,492,274	$99,165

Allocation of net income:
General partners	$3,125,003	$88,736

Limited partners	$367,271	$10,429

Basic and diluted net income per limited and general partner interest (18,000 interests outstanding)	$194.02	$5.51

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 03-A, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
For the year ended December 31, 2004 and for the period from
February 19, 2003 (date of inception) through December 31, 2003

	General	Limited
	Partners	Partners	Total
Balance at February 19, 2003	$0	$0	$0
Capital contributions	16,107,005	1,892,995	18,000,000
Cash distributions	(161,070)	(18,930)	(180,000)
Net income	88,736	10,429	99,165

Balance at December 31, 2003	$16,034,671	$1,884,494	$17,919,165
Cash distributions	(4,247,766)	(499,225)	(4,746,991)
Net income	3,125,003	367,271	3,492,274

Balance at December 31, 2004	$14,911,908	$1,752,540	$16,664,448

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 03-A, L.P.

STATEMENTS OF CASH FLOWS
For the year ended December 31, 2004 and for the period from
February 19, 2003 (date of inception) through December 31, 2003

	2004	2003
Cash flows from operating activities:
Net income	$3,492,274	$99,165
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,739,865	173,088
Cost ceiling write-down	0	83,646
Asset retirement obligation accretion	24,041	8,719
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(1,382,577)	(307,252)
Accounts payable, affiliate	(1,050)	328,517

Net cash provided by operating activities	4,872,553	385,883

Cash flows from investing activities:
Purchase and development of oil and gas properties	(5,628,161)	(8,525,523)
Prepaid well cost	(45,685)	(4,128,424)

Net cash used in investing activities	(5,673,846)	(12,653,947)

Cash flows from financing activities:
Capital contributions from partners	0	18,000,000
Cash distributions to partners	(4,746,991)	(180,000)

Net cash provided by (used in) financing activities	(4,746,991)	17,820,000

Net increase (decrease) in cash and cash equivalents	(5,548,284)	5,551,936
Cash and cash equivalents, beginning of period	5,551,936	0

Cash and cash equivalents, end of period	$3,652	$5,551,936

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 03-A, L.P.

NOTES TO FINANCIAL STATEMENTS

1.	Significant Accounting Policies:

Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 03-A, L.P., (the “Partnership”), a Delaware limited partnership engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, was organized on February 19, 2003. The offering of limited and general partnership interests began May 16, 2003 as a part of an offering registered under the name Mewbourne Energy Partners 02-03 Drilling Programs, (the “Program”), and concluded July 9, 2003, with total investor contributions of $18,000,000 being sold to 710 subscribers of which $16,107,005 were sold to 644 subscribers as general partner interests and $1,892,995 were sold to 66 subscribers as limited partner interests.

The Program’s sole business is the development and production of oil and gas with a concentration on gas. Substantially all of the Program’s gas reserves are being sold regionally in the spot market. Due to the highly competitive nature of the spot market, prices are subject to seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. The prices received for the Program’s oil and gas are subject to influences such as global consumption and supply trends.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At December 31, 2004, substantially all capitalized costs were subject to amortization, while at December 31, 2003, approximately $0.5 million of capitalized costs were excluded from amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was no cost ceiling write-down for the year ended December 31, 2004, while at December 31, 2003 there was a cost ceiling write-down of $83,646.

Significant estimates inherent in the Registrant’s financial statements include the estimate of oil and gas reserves and future abandonment costs as reported in the footnotes to the financial statements. Changes in oil and gas prices, changes in production estimates and the success or failure of future development activities could have a significant effect on reserve estimates. The reserve estimates directly impact the computation of depreciation, depletion, and amortization, asset retirement obligation, and the ceiling test for the Registrant’s oil and gas properties.

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

     Asset Retirement Obligations

In accordance with FAS 143, the Partnership has recognized an estimated liability for future plugging and abandonment costs. The estimated liability is based on historical experience and estimated well life. The liability is discounted using the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements. The Partnership recognizes accretion expense in connection with the discounted liability over the remaining life of the well.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the year ended December 31, 2004 and for the period from February 19, 2003 (date of inception) through December 31, 2003, is as follows:

	2004	2003
Balance, beginning of period	$145,139	$0
Liabilities incurred	209,842	136,420
Accretion expense	24,041	8,719

Balance, end of period	$379,022	$145,139

     Oil and Gas Sales

The Program’s oil and condensate production is sold, title passed, and revenue recognized at or near the Program’s wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program’s interest are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program’s interest in gas reserves. The Partnership uses the sales method to recognize oil and gas revenue whereby revenue is recognized for the amount of production taken regardless of the amount for which the Partnership is entitled based on its working interest ownership. As of December 31, 2004 and 2003, no material gas imbalances between the Partnership and other working interest owners existed.

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

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well on which the costs were incurred. The partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as Operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the Operator. Reimbursement to MOC for operator charges totaled $834,580 and $389,778 for the year ended December 31, 2004 and for the period from February 19, 2003 (date of inception) through December 31, 2003, respectively. Operator charges are billed in accordance with the program and partnership agreements.

In general, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Under this arrangement, $201,067 and $654 were allocated to the Partnership during the year ended December 31, 2004 and for the period from February 19, 2003 (date of inception) through December 31, 2003, respectively.

The Partnership participates in oil and gas activities through a Drilling Program Agreement, the Program. The Partnership and MD are parties to the Program agreement. The costs and revenues of the Program are allocated to MD and the Partnership as follows:

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

The Partnership’s financial statements reflect its respective proportionate interest in the Program.

3.	Reconciliation of Net income per Statements of Operations with Net income (loss) per Federal Income Tax Return:

     The following is a reconciliation of net income per statements of operations with net income (loss) per federal income tax return for the year ended December 31, 2004 and for the period from February 19, 2003 (date of inception) through December 31, 2003:

	2004	2003
Net income per statements of operations	$3,492,274	$99,165
Intangible development costs capitalized for financial reporting purposes and expensed for tax reporting purposes	(4,820,465)	(9,394,837)
Dry hole costs capitalized for financial reporting purposes and expensed for tax reporting purposes	(24,632)	(1,370,884)
Depreciation, depletion and amortization for financial reporting purposes over (under) amounts for tax reporting purposes	2,121,829	(320,781)
Cost ceiling write-down for financial reporting purposes	0	83,646
Gain on sale of oil and gas equipment recognized for tax reporting purposes	129,525	0
ARO accretion expense for financial reporting purposes	24,041	8,719

Net income (loss) per federal income tax return before tentative tax depletion	$922,572	$(10,894,972)

The Partnership’s financial reporting bases of its net assets exceeded the tax bases of its net assets by $13,979,384 and $11,139,276 at December 31, 2004 and 2003, respectively.

4.	Recently Issued Accounting Standards:

On September 28, 2004 the Security and Exchange Commission issued Staff Accounting Bulletin No. 106 (SAB No. 106). The interpretations in SAB No. 106 express the staff’s views regarding the application of FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, by oil and gas producing companies following the full cost accounting method.

Under Statement 143, the Partnership must recognize a liability for an asset retirement obligation at fair value in the period in which the obligation is incurred, if a reasonable estimate of fair value can be made. The Partnership also must initially capitalize the associated asset retirement costs by increasing its full cost pool by the same amount as the liability. Under the full cost method of accounting, the Partnership calculates quarterly a limitation on capitalized costs, i.e., the full cost ceiling of our oil and natural gas properties and any asset retirement costs capitalized pursuant to Statement 143 are subject to the full cost ceiling limitation. SAB No. 106 provides that after adoption of Statement 143, the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet should be excluded from the computation of the present value of estimated future net revenues for purposes of the full cost ceiling calculation. Currently, the future cash outflows associated with settling asset retirement obligations are included in the computation of the present value of estimated future reserves for purposes of the full cost ceiling calculation. The amount of the full cost pool subject to the ceiling test is decreased by the amount of the asset retirement obligation liability. The effect of this interpretation will increase the ceiling as it relates to the Partnership’s full cost pool and will increase the amount of the full cost pool that is subject to the ceiling. The Partnership does not expect SAB 106 to have a material impact on the calculation of its full cost ceiling test.

The estimated dismantlement and abandonment costs for the Partnership’s oil and natural gas properties that have been capitalized have been included in the costs used when calculating the depreciation, depletion and amortization (DD&A) rate used to amortize the properties. Future development activities on proved reserves may result in additional asset retirement obligations when such activities are performed and the associated asset retirement costs will be capitalized at that time. Under the interpretations in SAB No. 106 to the extent that estimated dismantlement and abandonment costs, net of estimated salvage values, have not been capitalized for future development activity, the Partnership will be required to estimate the amount of dismantlement and abandonment costs that will be incurred and include those amounts in the costs to be amortized. The Partnership has not yet determined the full impact this will have on DD&A but it is not expected to be material.

5.	Supplemental Oil and Gas Information:

The tables presented below provide supplemental information about oil and natural gas exploration and production activities as defined by SFAS No. 69, “Disclosures about Oil and Gas Producing Activities”.

     Costs Incurred and Capitalized Costs:

     Costs incurred in oil and natural gas acquisition, exploration and development activities for the year ended December 31, 2004 and for the period from February 19, 2003 (date of inception) through December 31, 2003:

	2004	2003
Costs incurred for the year:
Development	$9,756,584	$8,525,523

Capitalized costs related to oil and natural gas acquisition, exploration and development activities for the year ended December 31, 2004 and for the period from February 19, 2003 (date of inception) through December 31, 2003, are as follows:

	2004	2003
Cost of oil and natural gas properties at year-end:
Producing assets – Proved properties	$18,278,947	$8,050,131
Asset retirement obligation	346,263	136,420
Incomplete construction – Unproved properties	3,160	475,392

Total capitalized cost	18,628,370	8,661,943
Accumulated depreciation, depletion, amortization and impairment	(2,996,599)	(256,734)

Net capitalized costs	$15,631,771	$8,405,209

Depreciation, depletion and amortization per one thousand cubic feet of gas equivalents was $2.04 and $2.21 for the year ended December 31, 2004 and 2003, respectively.

Although certain wells had been drilled, completed and began producing in December 2003, a majority of the wells were drilled and completed subsequent to December 31, 2003.

     Estimated Net Quantities of Proved Oil and Gas Reserves (Unaudited):

Reserve estimates as well as certain information regarding future production and discounted cash flows were determined by the Partnership’s independent petroleum consultants and MOC’s petroleum reservoir engineers. The Partnership considers reserve estimates to be reasonable, however, due to inherent uncertainties and the limited nature of reservoir data, estimates of oil and gas reserves are imprecise and subject to change over time as additional information becomes available.

There have been no favorable or adverse events that have caused a significant change in estimated proved reserves since December 31, 2004. The Partnership has no long-term supply agreements or contracts with governments or authorities in which it acts as producer nor does it have any interest in oil and gas operations accounted for by the equity method. All reserves are located onshore within the United States.

Proved Reserves:

	Crude Oil	Natural Gas
	and Condensate	(Thousands of
	(bbls of Oil)	Cubic Feet)
	(In thousands)
Balance at February 19, 2003 (date of inception)	0	0
Discoveries	52	3,344
Production	(2)	(70)

Balance at December 31, 2003 (1)	50	3,274
Revisions to previous estimates	0	(200)
Extension, discoveries and other additions	53	5,126
Production	(19)	(1,231)

Balance at December 31, 2004 (1)	84	6,969

(1) All of these reserves are categorized as proved developed as of December 31, 2004 and 2003.

     Standardized Measure of Discounted Future Net Cash Flows (Unaudited):

For the year ended December 31, 2004 and for the period from February 19, 2003 (date of inception) through December 31, 2003

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

The standardized measure has been prepared assuming year-end selling prices, year-end development and production costs and a 10 percent annual discount rate. No future income tax expense has been provided for the Partnership since it incurs no income tax liability. (See Significant Accounting Policies – Income Taxes in Note 1 to the Financial Statements.) The year-end prices were $41.84 per barrel of oil and $5.47 for MCF of gas as of December 31, 2004 and $30.60 per barrel of oil and $5.55 for MCF of gas as of December 31, 2003.

	2004	2003
Future cash inflows	$42,131,781	$19,845,840
Future production cost	(12,775,013)	(4,280,505)
Future development cost (1)	(331,796)	(32,316)

Future net cash flows	29,024,972	15,533,019
Discount at 10 percent	(12,736,680)	(6,909,673)

Standardized measure	$16,288,292	$8,623,346

(1) 2004 includes $126,747 of undiscounted future asset retirement income estimated as of December 31, 2003 using current estimates of future abandonment costs and salvage income. See “Note 1. Significant Accounting Policies” for corresponding information concerning our discounted asset retirement obligations.

Summary of changes in the Standardized Measure

	2004	2003
Balance, beginning of period	$8,623,346	$0
Changes in value of previous years reserves due to:
Sale of oil and gas production, net of related cost	(6,461,859)	(320,198)
Extension, discoveries and improved recovery, less related cost	13,404,398	8,943,544
Accretion of discount	862,335	0
Estimated development costs incurred during the year	16,331	0
Change in estimated future development cost	(315,811)	0
Revisions of previous estimates	(1,853,823)	0
Net change in price	237,854	0
Timing and other	1,775,521	0

Balance, end of period	$16,288,292	$8,623,346

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

INDEX TO EXHIBITS

     The following documents are incorporated by reference in response to Item 15(a)3.

EXHIBIT
NUMBER	DESCRIPTION
3.1	Form of Certificate of Limited Partnership (filed as Exhibit 3.1 to Registration Statement on Form S-1, File No. 333-85994-01 and incorporated herein by reference)

3.2	Form of Certificate of Amendment of the Certificate of Limited Partnership (filed as Exhibit 3.2 to Registration Statement on Form S-1, File No. 333-85994-01 and incorporated herein by reference)

4.1	Form of Agreement of Partnership (filed as Exhibit 4.1 to Registration Statement on Form S-1, File No. 333-85994-01 and incorporated herein by reference)

10.1	Form of Drilling Program Agreement (filed as Exhibit 10.1 to Registration Statement on Form S-1, File No. 333-85994-01 and incorporated herein by reference)

10.4	Form of Operating Agreement (filed as Exhibit 10.4 to Registration Statement on Form S-1, File No. 333-85994-01 and incorporated herein by reference)

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.