Form 10-Q
period 2005-03-31
MEWBOURNE ENERGY PARTNERS 03-A LP
filed 2005-05-16
CIK 1170797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Or

☐	TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 333-85994-01

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

Delaware	27-0055431
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3901 South Broadway, Tyler, Texas 75701

(Address of principal executive offices) (Zip code)

Registrant’s Telephone Number, including area code: (903) 561-2900

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Mewbourne Energy Partners 03-A, L.P.

Mewbourne Energy Partners 03-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

BALANCE SHEETS

March 31, 2005 and December 31, 2004

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS

Cash and cash equivalents	$6,606	$3,652
Accounts receivable, affiliate	966,106	1,689,829

Total current assets	972,712	1,693,481

Prepaid well cost	—	45,685

Oil and gas properties at cost, full cost method	18,826,689	18,628,370
Less accumulated depreciation, depletion and amortization	(3,536,816)	(2,996,599)

	15,289,873	15,631,771

Total assets	$16,262,585	$17,370,937

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$96,328	$327,467

Asset retirement obligation plugging liability	387,664	379,022

Partners’ capital
General partners	—	14,911,908
Limited partners	15,778,593	1,752,540

Total partners’ capital	15,778,593	16,664,448

Total liabilities and partners’ capital	$16,262,585	$17,370,937

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 03-A, L.P.

STATEMENTS OF OPERATIONS

For the three months ended March 31, 2005 and 2004

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues and other income:

Oil and gas sales	$1,551,056	$1,113,627
Interest income	1,184	9,234

Total revenues and other income	1,552,240	1,122,861

Expenses:

Lease operating expense	110,502	56,326
Production taxes	118,432	96,755
Administrative and general expense	80,407	19,799
Depreciation, depletion, and amortization	540,217	477,838
Asset retirement obligation accretion	6,465	4,918

Net income	$696,217	$467,225

Allocation of net income:
General partners	$—	$418,089

Limited partners	$696,217	$49,136

Basic and diluted net income per limited and general partner interest (18,000 interests outstanding)	$38.68	$25.96

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 03-A, L.P.

STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$696,217	$467,225
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	540,217	477,838
Asset retirement obligation accretion	6,465	4,918
Changes in operating assets and liabilities:
Accounts receivable, affiliate	723,723	(824,836)
Accounts payable, affiliate	(231,139)	(328,517)

Net cash provided by (used in) operating activities	1,735,483	(203,372)

Cash flows from investing activities:
Purchase and development of oil and gas properties	(150,457)	(576,026)

Net cash used in investing activities	(150,457)	(576,026)

Cash flows from financing activities:
Cash distributions to partners	(1,582,072)	(635,000)

Net cash used in financing activities	(1,582,072)	(635,000)

Net increase (decrease) in cash and cash equivalents	2,954	(1,414,398)

Cash and cash equivalents, beginning of period	3,652	5,551,936

Cash and cash equivalents, end of period	$6,606	$4,137,538

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 03-A, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2005

(Unaudited)

	General Partners	Limited Partners	Total
Balance at December 31, 2004	$14,911,908	$1,752,540	$16,664,448
Conversion of general partner interests to limited partner interests	(14,911,908)	14,911,908	—
Cash distributions	—	(1,582,072)	(1,582,072)
Net income	—	696,217	696,217

Balance at March 31, 2005	$—	$15,778,593	$15,778,593

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 03-A, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Accounting Policies

Reference is hereby made to the Partnership’s Annual Report on Form 10-K for 2004, which contains a summary of significant accounting policies followed by the partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

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

2. Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 03-A, L.P., (the “Partnership”), a Delaware limited partnership is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, and was organized on February 19, 2003. The offering of limited and general partnership interests began May 16, 2003 as a part of an offering registered under the name Mewbourne Energy Partners 02-03 Drilling Programs, (the “Program”), and concluded July 9, 2003, with total investor contributions of $18,000,000 originally being sold to 710 subscribers of which $16,107,005 were sold to 644 subscribers as general partner interests and $1,892,995 were sold to 66 subscribers as limited partner interests. During the quarter ended March 31, 2005, all general partner interests were converted to limited partner interests and accordingly all partnership interests have been reflected in the accompanying financial statements as limited partner interests.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2005 and 2004 substantially all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2005 and 2004, is as follows:

	2005	2004
Balance, beginning of period	$379,022	$145,139
Liabilities incurred	2,177	148,259
Accretion expense	6,465	4,918

Balance, end of period	$387,664	$298,316

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 03-A, L.P. (the “Partnership”) was formed February 19, 2003. The offering of limited and general partnership interests began May 16, 2003 and concluded July 9, 2003, with total investor contributions of $18,000,000. During the quarter ended March 31, 2005, all general partner interests were converted to limited partner interests and accordingly all partnership interests have been reflected in the accompanying financial statements as limited partner interests.

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. The Partnership participated in the drilling of 71 wells. 64 wells have been drilled and were productive and 7 wells were drilled and abandoned.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $876,384 at March 31, 2005.

During the three months ended March 31, 2005, the Partnership made cash distributions to the investor partners in the amount of $1,582,072 as compared to $635,000 for the three months ended March 31, 2004. The Partnership expects that cash distributions will continue during 2005 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

Oil and gas revenues.

	Three Months Ended March 31,
	2005	2004
Oil and gas sales	$1,551,056	$1,113,627
Barrels produced	2,991	3,553
Mcf produced	245,802	195,366
Average price/bbl	$47.60	$33.60
Average price/mcf	$5.73	$5.09

As shown in the table above, total oil and gas sales increased $437,429 (39.3%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Of this increase, $289,239 was related to increases in volumes of gas sold slightly offset by a decrease of $26,740 attributable to lower volumes of oil sold. Volumes of oil decreased 562 bbls of oil and volumes of gas increased 50,436 mcf of gas for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The decrease in volumes of oil sold was primarily due to a substantial decline in the production of five wells. The increase in volumes of gas sold was primarily due to the addition of 25 new wells completed since March 31, 2004. The increase in oil and gas sales is also attributable to increases of $49,744 and $125,186, respectively, related to increases in the average prices of oil and gas sold. Average oil and gas prices increased to $47.60 per bbl and $5.73 per mcf for the three months ended March 31, 2005 from $33.60 per bbl and $5.09 per mcf for the three months ended March 31, 2004.

Interest income. Interest income was $1,184 during the three months ended March 31, 2005 as compared to $9,234 during the three month period ended March 31, 2004. The decrease is primarily due to the decrease in funds available for investment.

Lease operations and production taxes. Lease operating expense during the period ended March 31, 2005 totaled $110,502 as compared to $56,326 for the period ended March 31, 2004. Production taxes during the period ended March 31, 2005 total $118,432 compared to $96,755 for the period ended March 31, 2004. Lease operating expense increased primarily due to the addition of 25 new wells from the period March 31, 2004 through March 31, 2005. The increase in production taxes is due to the increase in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended March 31, 2005 total $540,217 compared to $477,838 for the three month period ended March 31, 2004. The increase is due to the increase in production volumes.

Administrative and general expense. Administrative and general expense for the three month period ended March 31, 2005 total $80,407 compared to $19,799 for the period ended March 31, 2004. The overall increase is due to increased administrative charges caused by increased oil and gas revenues. The increase was also related to higher general expenses for reporting costs.

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

Date: May 12, 2005

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