Form 10-Q
period 2005-06-30
MEWBOURNE ENERGY PARTNERS 03-A LP
filed 2005-08-15
CIK 1170797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    No  ☐

Mewbourne Energy Partners 03-A, L.P.

Mewbourne Energy Partners 03-A, L.P.

Part I – Financial Information

Item 1. Financial Statements

BALANCE SHEETS

June 30, 2005 and December 31, 2004

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Cash and cash equivalents	$335	$3,652
Accounts receivable, affiliate	981,623	1,689,829

Total current assets	981,958	1,693,481

Prepaid well cost	—	45,685

Oil and gas properties at cost, full cost method	18,978,522	18,628,370
Less accumulated depreciation, depletion and amortization	(4,061,773)	(2,996,599)

	14,916,749	15,631,771

Total assets	$15,898,707	$17,370,937

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$329,173	$327,467

Asset retirement obligation plugging liability	391,093	379,022

Partners’ capital
General partners	—	14,911,908
Limited partners	15,178,441	1,752,540

Total partners’ capital	15,178,441	16,664,448

Total liabilities and partners’ capital	$15,898,707	$17,370,937

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 03-A, L.P.

STATEMENTS OF OPERATIONS

For the three months ended June 30, 2005 and 2004 and

the six months ended June 30, 2005 and 2004

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues and other income:

Oil and gas sales	$1,531,004	$2,260,063	$3,082,060	$3,373,690
Interest income	442	6,833	1,626	16,067

Total revenues and other income	1,531,446	2,266,896	3,083,686	3,389,757

Expenses:

Lease operating expense	111,259	90,056	221,761	146,382
Production taxes	125,995	179,082	244,427	275,837
Administrative and general expense	71,792	47,619	152,199	67,418
Depreciation, depletion, and amortization	524,957	768,476	1,065,174	1,246,314
Asset retirement obligation accretion	3,429	5,260	9,894	10,178

Net income	$694,014	$1,176,403	$1,390,231	$1,643,628

Allocation of net income:
General partners	$—	$1,052,684	$—	$1,470,773

Limited partners	$694,014	$123,719	$1,390,231	$172,855

Basic and diluted net income per limited and general partner interest (18,000 interests outstanding)	$38.56	$65.36	$77.24	$91.31

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 03-A, L.P.

STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$1,390,231	$1,643,628
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	1,065,174	1,246,314
Asset retirement obligation accretion	9,894	10,178
Changes in operating assets and liabilities:
Accounts receivable, affiliate	708,206	(3,160,365)
Accounts payable, affiliate	1,706	1,049,557

Net cash provided by operating activities	3,175,211	789,312

Cash flows from investing activities:
Purchase and development of oil and gas properties	(302,290)	(2,925,169)

Net cash used in investing activities	(302,290)	(2,925,169)

Cash flows from financing activities:
Cash distributions to partners	(2,876,238)	(1,670,000)

Net cash used in financing activities	(2,876,238)	(1,670,000)

Net decrease in cash and cash equivalents	(3,317)	(3,805.857)

Cash and cash equivalents, beginning of period	3,652	5,551,936

Cash and cash equivalents, end of period	$335	$1,746,079

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 03-A, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2005

(Unaudited)

	General Partners	Limited Partners	Total
Balance at December 31, 2004	$14,911,908	$1,752,540	$16,664,448
Conversion of general partner interests to limited partner interests	(14,911,908)	14,911,908	—
Cash distributions	—	(2,876,238)	(2,876,238)
Net income	—	1,390,231	1,390,231

Balance at June 30, 2005	$—	$15,178,441	$15,178,441

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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2005 and 2004 all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

3. Asset Retirement Obligations

In accordance with Financial Accounting Standards Board Statement No. 143, “Accounting for Asset Retirement Obligations,” the Partnership has recognized an estimated liability for future plugging and abandonment costs. The estimated liability is based on historical experience and estimated well life. The liability is discounted using the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements. The Partnership recognizes accretion expense in connection with the discounted liability over the remaining life of the well.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2005, is as follows:

Balance, beginning of period	$379,022
Liabilities incurred	2,177
Accretion expense	9,894

Balance, end of period	$391,093

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

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. The Partnership participated in the drilling of 71 wells. 64 wells were productive and 7 wells were abandoned.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $652,785 at June 30, 2005.

During the six months ended June 30, 2005, the Partnership made cash distributions to the investor partners in the amount of $2,876,238 as compared to $1,670,000 for the six months ended June 30, 2004. The Partnership expects that cash distributions will continue during 2005 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Three months ended June 30, 2005 as compared to the three months ended June 30, 2004.

Oil and gas revenues.

	Three Months Ended June 30,
	2005	2004
Oil and gas sales	$1,531,004	$2,260,063
Barrels produced	3,488	8,078
Mcf produced	220,146	359,700
Average price/bbl	$50.70	$36.87
Average price/mcf	$6.15	$5.46

As shown in the table above, total oil and gas sales decreased $729,059 (32.3%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Of this decrease, $232,716 and $857,975, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 4,590 bbls of oil and 139,554 mcf of gas for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The decrease in volumes of oil sold was primarily due to a substantial decline in the production of two wells. The decrease in volumes of gas sold was primarily due to a substantial decline in the production of two wells and overall normal declines in production. The wells with a substantial decline in production are not expected to return to previous levels of production. These decreases were partially offset by increases of $111,694 and $249,938, respectively, related to increases in the average prices of oil and gas sold. Average oil and gas prices increased to $50.70 per bbl and $6.15 per mcf for the three months ended June 30, 2005 from $36.87 per bbl and $5.46 per mcf for the three months ended June 30, 2004.

Interest income. Interest income was $442 during the three months ended June 30, 2005 as compared to $6,833 during the three months period ended June 30, 2004. The decrease is primarily due to the decrease in funds available for investment.

Lease operations and production taxes. Lease operating expense during the period ended June 30, 2005 totaled $111,259 as compared to $90,056 for the period ended June 30, 2004. Lease operating expense increased primarily due to the workover of one well and the addition of 11 new wells in the period ended June 30, 2005. Production taxes during the period ended June 30, 2005 total $125,995 compared to $179,082 for the period ended June 30, 2004. The decrease in production taxes is due to the decrease in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended June 30, 2005 total $524,957 compared to $768,476 for the three month period ended June 30, 2004. The decrease is due to the decline in production volumes.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2005 total $71,792 compared to $47,619 for the period ended June 30, 2004. The increase is primarily due to the timing of administrative costs and higher general expenses for reporting costs.

Six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

Oil and gas revenues.

	Six Months Ended June 30,
	2005	2004
Oil and gas sales	$3,082,060	$3,373,690
Barrels produced	6,479	11,630
Mcf produced	465,948	555,066
Average price/bbl	$49.27	$35.87
Average price/mcf	$5.93	$5.33

As shown in the table above, total oil and gas sales decreased $291,630 (8.6%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Of this decrease, $253,838 and $528,675, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 5,151 bbls of oil and 89,118 mcf of gas for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The decrease in volumes of oil sold was primarily due to a substantial decline in the production of three wells. The decrease in volumes of gas sold was primarily due to a substantial decline in the production of two wells and overall normal declines in production. The wells with a substantial decline in production are not expected to return to previous levels of production. These decreases were partially offset by increases of $155,820 and $335,063, respectively, related to increases in the average prices of oil and gas sold. Average oil and gas prices increased to $49.27 per bbl and $5.93 per mcf for the six months ended June 30, 2005 from $35.87 per bbl and $5.33 per mcf for the six months ended June 30, 2004.

Interest income. Interest income was $1,626 during the six months ended June 30, 2005 as compared to $16,067 during the six months period ended June 30, 2004. The decrease is primarily due to the decrease in funds available for investment.

Lease operations and production taxes. Lease operating expense during the period ended June 30, 2005 totaled $221,761 as compared to $146,382 for the period ended June 30, 2004. Production taxes during the period ended June 30, 2005 total $244,427 compared to $275,837 for the period ended June 30, 2004. Lease operating expense increased primarily due to the workover of one well and the addition of 11 new wells in the period ended June 30, 2005. The decrease in production taxes is due to the decrease in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six month period ended June 30, 2005 total $1,065,174 compared to $1,246,314 for the six month period ended June 30, 2004. The decrease is due to the decline in production volumes.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2005 total $152,199 compared to $67,418 for the period ended June 30, 2004. The increase is primarily due to the timing of administrative costs and higher general expenses for reporting costs.

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

Date: August 15, 2005

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