Form 10-Q
period 2005-09-30
MEWBOURNE ENERGY PARTNERS 03-A LP
filed 2005-11-14
CIK 1170797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

Mewbourne Energy Partners 03-A, L.P.

Mewbourne Energy Partners 03-A, L.P.

Part I – Financial Information

Item 1.	Financial Statements

BALANCE SHEETS

September 30, 2005 and December 31, 2004

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$246	$3,652
Accounts receivable, affiliate	1,239,818	1,689,829

Total current assets	1,240,064	1,693,481

Prepaid well cost	—	45,685
Oil and gas properties at cost, full cost method	19,074,210	18,628,370
Less accumulated depreciation, depletion and amortization	(4,503,275)	(2,996,599)

	14,570,935	15,631,771

Total assets	$15,810,999	$17,370,937

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$374,389	$327,467
Accounts payable, other	5,622	—

Total accounts payable	380,011	327,467

Asset retirement obligation plugging liability	395,258	379,022

Partners’ capital
General partners	—	14,911,908
Limited partners	15,035,730	1,752,540

Total partners’ capital	15,035,730	16,664,448

Total liabilities and partners’ capital	$15,810,999	$17,370,937

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 03-A, L.P.

STATEMENTS OF OPERATIONS

For the three months ended September 30, 2005 and 2004 and

the nine months ended September 30, 2005 and 2004

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues and other income:
Oil and gas sales	$1,715,503	$2,094,420	$4,797,563	$5,468,110
Interest income	436	3,222	2,062	19,289

Total revenues and other income	1,715,939	2,097,642	4,799,625	5,487,399

Expenses:
Lease operating expense	113,393	136,132	335,154	282,514
Production taxes	138,556	177,910	382,983	453,747
Administrative and general expense	57,596	78,086	209,795	145,504
Depreciation, depletion, and amortization	441,502	817,222	1,506,676	2,063,536
Asset retirement obligation accretion	3,437	6,601	13,331	16,779

Net income	$961,455	$881,691	$2,351,686	$2,525,319

Allocation of net income:
General partners	$—	$788,967	$—	$2,259,740

Limited partners	$961,455	$92,724	$2,351,686	$265,579

Basic and diluted net income per limited and general partner interest (18,000 interests outstanding)	$53.41	$48.98	$130.65	$140.30

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 03-A, L.P.

STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$2,351,686	$2,525,319
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	1,506,676	2,063,536
Asset retirement obligation accretion	13,331	16,779
Changes in operating assets and liabilities:
Accounts receivable	450,011	(1,131,882)
Accounts payable	52,544	2,536

Net cash provided by operating activities	4,374,248	3,476,288

Cash flows from investing activities:
Purchase and development of oil and gas properties	(397,250)	(5,433,011)

Net cash used in investing activities	(397,250)	(5,433,011)

Cash flows from financing activities:
Cash distributions to partners	(3,980,404)	(3,206,091)

Net cash used in financing activities	(3,980,404)	(3,206,091)

Net decrease in cash and cash equivalents	(3,406)	(5,162,814)
Cash and cash equivalents, beginning of period	3,652	5,551,936

Cash and cash equivalents, end of period	$246	$389,122

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 03-A, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2005

(Unaudited)

	General Partners	Limited Partners	Total
Balance at December 31, 2004	$14,911,908	$1,752,540	$16,664,448
Conversion of general partner interests to limited partner interests	(14,911,908)	14,911,908	—
Cash distributions	—	(3,980,404)	(3,980,404)
Net income	—	2,351,686	2,351,686

Balance at September 30, 2005	$—	$15,035,730	$15,035,730

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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2005 and 2004 all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2005, is as follows:

Balance, beginning of period	$379,022
Liabilities incurred	2,905
Accretion expense	13,331

Balance, end of period	$395,258

4.	Related Party Transactions

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

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. The Partnership participated in the drilling of 72 wells. 65 wells were productive and 7 wells were abandoned.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $860,053 at September 30, 2005.

During the nine months ended September 30, 2005, the Partnership made cash distributions to the investor partners in the amount of $3,980,404 as compared to $3,206,091 for the nine months ended September 30, 2004. The Partnership expects that cash distributions will continue during 2005 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

Oil and gas revenues.

	Three Months Ended September 30,
	2005	2004
Oil and gas sales	$1,715,503	$2,094,420
Barrels produced	2,551	4,009
Mcf produced	201,469	368,820
Average price/bbl	$60.27	$43.62
Average price/mcf	$7.75	$5.20

As shown in the table above, total oil and gas sales decreased $378,917 (18.1%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Of this decrease, $87,873 and $1,296,596, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,458 bbls of oil and 167,351 mcf of gas for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The decrease in volumes of oil sold was primarily due to a substantial decline in the production of two wells. The decrease in volumes of gas sold was primarily due to a substantial decline in the production of one well and overall normal declines in production. The wells with a substantial decline in production are not expected to return to previous levels of production. These decreases were partially offset by increases of $65,420 and $940,132, respectively, related to increases in the average prices of oil and gas sold. Average oil and gas prices increased to $60.27 per bbl and $7.75 per mcf for the three months ended September 30, 2005 from $43.62 per bbl and $5.20 per mcf for the three months ended September 30, 2004.

Interest income. Interest income was $436 during the three months ended September 30, 2005 as compared to $3,222 during the three months period ended September 30, 2004. The decrease is primarily due to the decrease in funds available for investment.

Lease operations and production taxes. Lease operating expense during the period ended September 30, 2005 totaled $113,393 as compared to $136,132 for the period ended September 30, 2004. Lease operating expense decreased primarily due to the workover and repair of two wells in the period ended September 30, 2004. Production taxes during the period ended September 30, 2005 total $138,556 compared to $177,910 for the period ended September 30, 2004. The decrease in production taxes is due to the decrease in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended September 30, 2005 total $441,502 compared to $817,222 for the three month period ended September 30, 2004. The decrease is due to the decline in production volumes.

Administrative and general expense. Administrative and general expense for the three month period ended September 30, 2005 total $57,596 compared to $78,086 for the period ended September 30, 2004. The overall decrease is due to reduced administrative charges caused by decreased oil and gas revenues since administrative charges are a percentage of gross revenue.

Nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

Oil and gas revenues.

	Nine Months Ended September 30,
	2005	2004
Oil and gas sales	$4,797,563	$5,468,110
Barrels produced	9,030	15,639
Mcf produced	667,417	923,886
Average price/bbl	$52.37	$37.86
Average price/mcf	$6.48	$5.28

As shown in the table above, total oil and gas sales decreased $670,547 (12.3%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Of this decrease, $346,094 and $1,662,157, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 6,609 bbls of oil and 256,469 mcf of gas for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The decrease in volumes of oil sold was primarily due to a substantial decline in the production of three wells. The decrease in volumes of gas sold was primarily due to a substantial decline in the production of two wells and overall normal declines in production. The wells with a substantial decline in production are not expected to return to previous levels of production. These decreases were partially offset by increases of $226,937 and $1,110,767, respectively, related to increases in the average prices of oil and gas sold. Average oil and gas prices increased to $52.37 per bbl and $6.48 per mcf for the nine months ended September 30, 2005 from $37.86 per bbl and $5.28 per mcf for the nine months ended September 30, 2004.

Interest income. Interest income was $2,062 during the nine months ended September 30, 2005 as compared to $19,289 during the nine months period ended September 30, 2004. The decrease is primarily due to the decrease in funds available for investment.

Lease operations and production taxes. Lease operating expense during the period ended September 30, 2005 totaled $335,154 as compared to $282,514 for the period ended September 30, 2004. Production taxes during the period ended September 30, 2005 total $382,983 compared to $453,747 for the period ended September 30, 2004. Lease operating expense increased primarily due the addition of 2 new wells in the period ended September 30, 2005. The decrease in production taxes is due to the decrease in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine month period ended September 30, 2005 total $1,506,676 compared to $2,063,536 for the nine month period ended September 30, 2004. The decrease is due to the decline in production volumes.

Administrative and general expense. Administrative and general expense for the nine month period ended September 30, 2005 total $209,795 compared to $145,504 for the period ended September 30, 2004. The increase is primarily due to the timing of administrative costs and higher general expenses for reporting costs.

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

Date: November 14, 2005

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