Form 10-K
period 2005-12-31
MEWBOURNE ENERGY PARTNERS 03-A LP
filed 2006-03-31
CIK 1170797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2005

Or

☐	TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 333-85994-01

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

Delaware	27-0055431
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3901 South Broadway, Tyler, Texas	75701
(Address of principal executive offices)	(Zip code)

Registrant’s Telephone Number, including area code:

(903) 561-2900

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Limited and general partnership interest $1,000 per interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

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

PART I

ITEM 1. Business

Mewbourne Energy Partners 03-A, L.P. (the “Registrant” or the “Partnership”) is a limited partnership organized under the laws of the State of Delaware on February 19, 2003 (date of inception). Its managing general partner is Mewbourne Development Corporation, a Delaware corporation (“MD”).

A Registration Statement was filed pursuant to the Securities Act of 1933, as amended, registering limited and general partnership interests in a series of two Delaware limited partnerships formed under Mewbourne Energy 02-03 Drilling Programs. General and limited partnership interests were offered at $1,000 each. The maximum offering amount was $18,000,000 (18,000 interests) per partnership. The Registrant was declared effective by the Securities and Exchange Commission on May 16, 2003. On July 9, 2003, the offering of limited and general partnership interests in the Registrant was closed, with interests aggregating $18,000,000 originally being sold to 710 subscribers of which $16,107,005 were sold to 644 subscribers as general partner interests and $1,892,995 were sold to 66 subscribers as limited partner interests.

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

The Registrant does not have any employees of its own. MD is responsible for all management functions. Mewbourne Oil Company (“MOC”), a wholly owned subsidiary of Mewbourne Holdings, Inc., which is also the parent of the Registrant’s managing general partner, has been appointed Program Manager and is responsible for activities in accordance with a Drilling Program Agreement entered into by the Registrant, MD and MOC. At March 30, 2006, MOC employed 157 persons, many of whom dedicated a part of their time to the conduct of the Registrant’s business during the period for which this report is filed.

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

Fractional working interests in developmental oil and gas prospects located primarily in the Anadarko Basin of Western Oklahoma, the Texas Panhandle, and the Permian Basin of New Mexico and West Texas, were acquired by the Registrant, resulting in the Registrant’s participation in the drilling of oil and gas wells. At December 31, 2005, 65 wells had been drilled and were productive and 8 wells had been drilled and abandoned. The following table summarizes the Registrant’s drilling activity for the year ended December 31, 2005 and 2004, and for the period from February 19, 2003 (date of inception) through December 31, 2003:

	2005		2004		2003
	Gross	Net	Gross	Net	Gross	Net
Development Wells
Oil and natural gas wells	2	0.103	40	6.643	23	4.211
Non-productive wells	1	0.035	0	0	7	1.542

Reserve estimates were prepared by Forrest A Garb & Associates, Inc., the Registrant’s independent petroleum consultants, in accordance with guidelines established by the Securities and Exchange Commission.

ITEM 3. Legal Proceedings

The Registrant is not aware of any pending legal proceedings to which it is a party.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the period ended December 31, 2005 covered by this report.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

At March 30, 2006, the Registrant had 18,000 outstanding limited and general partnerships interests held of record by 710 subscribers. There is no established public or organized trading market for the limited and general partner interests.

Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement. Distributions made to limited and general partners during the years ended December 31, 2005 and 2004, and the period from February 19, 2003 (date of inception) through December 31, 2003 were $5,578,735, $4,746,991 and $180,000, respectively.

ITEM 6. Selected Financial Data

The following table sets forth selected financial data for the years ended December 31, 2005 and 2004, and for the period from February 19, 2003 (date of inception) through December 31, 2003:

Operating results	2005	2004	2003
Oil and gas sales	$7,233,251	$7,458,796	$370,391
Net income	$3,776,848	$3,492,274	$99,165
Basic and diluted net income per limited and general partner interests (18,000 outstanding)	$209.82	$194.02	$5.51

At year-end:
Total Assets	$15,588,777	$17,370,937	$18,392,821
Cash Distributions	$5,578,735	$4,746,991	$180,000

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Registrant was organized as a Delaware limited partnership on February 19, 2003. The offering of limited and general partnership interests began May 16, 2003 as a part of an offering registered under the name Mewbourne Energy Partners 02-03 Drilling Programs. The offering of limited and general partner interests in the Registrant concluded July 9, 2003, with total investor partner contributions of $18,000,000.

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

Results of Operations

The following table sets forth certain operating data for the years ended December 31, 2005, 2004 and the period from February 19, 2003 (date of inception) through December 31, 2003:

	2005	2004	2003
Oil and gas sales	$7,233,251	$7,458,796	$370,391
Barrels produced	11,502	18,591	1,457
Mcf produced	900,037	1,230,543	69,676
Average price/bbl	$53.53	$39.05	$29.88
Average price/mcf	$7.35	$5.47	$4.69

Year ended December 31, 2005 compared to the year ended December 31, 2004

Oil and natural gas sales. As shown in the table above, total oil and gas sales decreased $225,545 (3.0%) for the year ended December 31, 2005 as compared to the year ended December 31, 2004. Of this decrease, $379,500 and $2,426,914, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 7,089 bbls of oil and 330,506 mcf of gas for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The decrease in volumes of oil sold was primarily due to a substantial decline in the production of three wells partially offset by (i) the addition of two new wells and (ii) the substantial increase in the production of one well added in the fourth quarter of 2004. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a substantial decline in the production of one well partially offset by the addition of two new wells. The wells with a substantial decline in production are not expected to return to previous levels of production. These decreases were partially offset by increases of $269,115 and $2,311,754, respectively, related to increases in the average prices of oil and gas sold. Average oil and gas prices increased to $53.53 per bbl and $7.35 per mcf for the year ended December 31, 2005 from $39.05 per bbl and $5.47 per mcf for the year ended December 31, 2004.

Interest income. Interest income decreased from $20,301 in 2004 to $2,325 in 2005 due to expenditures for the drilling of oil and gas wells, which resulted in a decrease of capital available for investments.

Lease operating expense and production taxes. Lease operating expense increased from $403,211 in 2004 to $563,716 in 2005. Lease operating expense increased primarily due to the addition of two new wells and the workover and repair of three wells during the period ended December 31, 2005. Production taxes decreased from $593,726 in 2004 to $576,687 in 2005. Production taxes decreased due to decreased oil and gas revenues for 2005.

Depreciation, depletion and amortization. Depreciation, depletion and amortization decreased from $2,739,865 in 2004 to $2,052,840 in 2005. The decrease is primarily due to the decline in production volumes. There were no cost ceiling write-downs for 2005 or 2004.

Year ended December 31, 2004 compared to the period from February 19, 2003 (date of inception) through December 31, 2003

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

Liquidity and capital resources

Net cash decreased by $2,612 during the year ended December 31, 2005. Cash flows from operating activities were utilized primarily for cash distributions to partners. All wells for which funds have been committed have been drilled. Any incidental future capital expenditures incurred will be paid with revenues generated through oil and gas sales. Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement.

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

Significant estimates inherent in the Registrant’s financial statements include the estimate of oil and gas reserves and future abandonment costs as reported in the footnotes to the financial statements. Changes in oil and gas prices and the changes in production estimates could have a significant effect on reserve estimates. The reserve estimates directly impact the computation of depreciation, depletion, and amortization, asset retirement obligation, and the ceiling test for the Registrant’s oil and gas properties.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the years ended December 31, 2005 and 2004, is as follows:

	2005	2004
Balance, beginning of period	$379,022	$145,139
Sale of oil and gas properties	(4,950)	0
Liabilities incurred	2,905	209,842
Accretion expense	16,111	24,041

Balance, end of period	$393,088	$379,022

Organization and Related Party Transactions

The Partnership was organized on February 19, 2003. Mewbourne Development Corporation (MD) is managing general partner and Mewbourne Oil Company (MOC) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well for which the costs were incurred. The partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator. Reimbursement to MOC for operator charges totaled $271,919, $834,580 and $389,778 for the years ended December 31, 2005 and 2004, and for the period from February 19, 2003 (date of inception) through December 31, 2003, respectively. Operator charges are billed in accordance with the program and partnership agreements.

In general, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus ..25% of the capital contributions of limited and general partners. Under this arrangement, $244,840, 201,067 and $654 were allocated to the Partnership during the years ended December 31, 2005 and 2004, and for the period from February 19, 2003 (date of inception) through December 31, 2003, respectively.

The Partnership participates in oil and gas activities through a Drilling Program Agreement (the “Program”). The Partnership and MD are parties to the Program. The costs and revenues of the Program are allocated to MD and the Partnership as follows:

	Partnership	MD
Revenues:
Proceeds from disposition of depreciable and depletable properties	60%	40%
All other revenues	60%	40%
Costs and expenses:
Organization and offering costs(1)	0%	100%
Lease acquisition costs(1)	0%	100%
Tangible and intangible drilling costs(1)	100%	0%
Operating costs, reporting and legal expenses, general and administrative expenses and all other costs	60%	40%

(1)	As noted above, pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which approximate 30% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less than 30% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program’s total capital costs reaches approximately 30%.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. Within 90 days prior to the filing of this report, MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of it’s disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that it’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. There have been no significant changes in MD’s internal controls or in other factors which could significantly affect internal controls subsequent to the date MD carried out its evaluation.

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

Name	Age as of December 31, 2005	Position
Curtis W. Mewbourne	70	President and Director

J. Roe Buckley	43	Vice President and Chief Financial Officer

Alan Clark	53	Treasurer

Michael F. Shepard	59	Secretary and General Counsel

Dorothy M. Cuenod	45	Assistant Secretary and Director

Ruth M. Buckley	44	Assistant Secretary and Director

Julie M. Greene	42	Assistant Secretary and Director

Curtis W. Mewbourne, age 70, formed Mewbourne Holdings, Inc. in 1965 and serves as Chairman of the Board and President of Mewbourne Holdings, Inc., MD and MOC. He has operated as an independent oil and gas producer for the past 41 years. Mr. Mewbourne received a Bachelor of Science Degree in Petroleum Engineering from the University of Oklahoma in 1957. Mr. Mewbourne is the father of Dorothy M. Cuenod, Ruth M. Buckley, and Julie M. Greene and the father-in-law of J. Roe Buckley.

J. Roe Buckley, age 43, joined Mewbourne Holdings, Inc. in July, 1990 and serves as Vice President and Chief Financial Officer of both MD and MOC. Mr. Buckley was employed by Mbank Dallas from 1985 to 1990 where he served as a commercial loan officer. He received a Bachelor of Arts in Economics from Sewanee in 1984. Mr. Buckley is the son-in-law of Curtis W. Mewbourne and is married to Ruth M. Buckley. He is also the brother-in-law of Dorothy M. Cuenod and Julie M. Greene.

Alan Clark, age 53, joined MOC in 1979 and serves as Treasurer and Controller of both MD and MOC. Prior to joining MOC, Mr. Clark was employed by Texas Oil and Gas Corporation as Assistant Supervisor of joint interest accounting from 1976 to 1979. Mr. Clark has served in several accounting/finance positions with MOC prior to his current assignment. Mr. Clark received a Bachelor of Business Administration from the University of Texas at Arlington.

Michael F. Shepard, age 59, joined MOC in 1986 and serves as Secretary and General Counsel of MD. He has practiced law exclusively in the oil and gas industry since 1979 and formerly was counsel with Parker Drilling Company and its Perry Gas subsidiary for seven years. Mr. Shepard holds the Juris Doctor degree from the University of Tulsa where he received the National Energy Law and Policy Institute award as the outstanding graduate in the Energy Law curriculum. He received a B.A. degree, magna cum laude, from the University of Massachusetts in 1976. Mr. Shepard is a member of the bar in Texas and Oklahoma.

Dorothy M. Cuenod, age 45, received a B.A. degree in Art History from The University of Texas and a Masters of Business Administration Degree from Southern Methodist University. Since 1984 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Cuenod is the daughter of Curtis W. Mewbourne and is the sister of Ruth M. Buckley and Julie M. Greene. She is also the sister-in-law of J. Roe Buckley.

Ruth M. Buckley, age 44, received a Bachelor of Science Degree in both Engineering and Geology from Vanderbilt University. Since 1987 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Buckley is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Julie M. Greene. She is also the wife of J. Roe Buckley.

Julie M. Greene, age 42, received a B.A. degree in Business Administration from The University of Oklahoma. Since 1988 she has served as a Director and Assistant Secretary of both MD and MOC. Prior to that time she was employed by Rauscher, Pierce, Refsnes, Inc. Ms. Greene is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Ruth M. Buckley. She is also the sister-in-law of J. Roe Buckley.

The organizational structure of the Partnership does not provide for an audit committee and therefore the Partnership does not have an audit committee or financial expert serving in such capacity.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

(a) Beneficial owners of more than five percent

Title of Class	Name of Beneficial Owner	Amount & Nature of Beneficial Owner	Percent of Class
None	None	N/A	N/A

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

ITEM 13. Certain Relationships and Related Transactions

Transactions with MD and its affiliates

Pursuant to the Registrant’s Partnership Agreement, the Registrant had the following related party transactions with MD and its affiliates during the years ended December 31, 2005 and 2004, and for the period from February 19, 2003 (date of inception) through December 31, 2003:

	2005	2004	2003
Administrative & general expense and payment of well charges and supervision charges in accordance with standard industry operating agreements	$516,759	$1,035,647	$390,432

The Registrant participates in oil and gas activities through a drilling program created by the Program. Pursuant to the Program, MD pays approximately 30% of the Program’s capital expenditures and approximately 40% of its operating and general and administrative expenses. The Registrant pays the remainder of the costs and expenses of the Program. In return, MD is allocated approximately 40% of the Program’s revenues.

PART IV

ITEM 14. Principal Accountant Fees and Services

	For the Year Ended December, 31,
	2005	2004	2003
Audit	$30,814	$20,777	$13,785
Tax Fees	$3,500	$4,454	$4,756

	$34,314	$25,231	$18,541

The Partnership has retained PricewaterhouseCoopers LLP as their independent registered public accounting firm.

ITEM 15. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Financial statements

The following are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Balance sheets as of December 31, 2005 and 2004

Statements of operations for the years ended December 31, 2005 and 2004, and for the period from February 19, 2003 (date of inception) through December 31, 2003

Statements of changes in partners’ capital for the years ended December 31, 2005 and 2004, and for the period from February 19, 2003 (date of inception) through December 31, 2003

Statements of cash flows for the years ended December 31, 2005 and 2004, and for the period from February 19, 2003 (date of inception) through December 31, 2003

Notes to financial statements

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

/s/ Curtis W. Mewbourne Curtis W. Mewbourne	President/Director	March 30, 2006

/s/ J. Roe Buckley J. Roe Buckley	Vice President Chief Financial Officer	March 30, 2006

/s/ Alan Clark Alan Clark	Treasurer	March 30, 2006

/s/ Dorothy M. Cuenod Dorothy M. Cuenod	Director	March 30, 2006

/s/ Ruth M. Buckley Ruth M. Buckley	Director	March 30, 2006

/s/ Julie M. Greene Julie M. Greene	Director	March 30, 2006

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to the Registrant’s security holders.

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For the years ended December 31, 2005 and 2004, and for the period from

February 19, 2003 (date of inception) through December 31, 2003

Report of Independent Registered Public Accounting Firm

To the Partners of Mewbourne Energy Partners 03-A, L.P. and to the Board of Directors of Mewbourne Development Corporation:

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in partners’ capital and of cash flows present fairly, in all material respects, the financial position of Mewbourne Energy Partners 03-A, L.P. at December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, and for the period from February 19, 2003 (date of inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 31, 2006

Mewbourne Energy Partners 03-A, L.P.

BALANCE SHEETS

December 31, 2005 and 2004

	2005	2004
ASSETS
Cash and cash equivalents	$1,040	$3,652
Accounts receivable, affiliate	1,430,737	1,689,796
Accounts receivable, other	0	33

Total current assets	1,431,777	1,693,481

Prepaid well costs	0	45,685
Oil and gas properties at cost, full cost method	19,206,439	18,628,370
Less accumulated depreciation, depletion, amortization and impairment	(5,049,439)	(2,996,599)

	14,157,000	15,631,771

Total assets	$15,588,777	$17,370,937

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$333,128	$327,467

Asset retirement obligation plugging liability	393,088	379,022

Partners’ capital
General partners	0	14,911,908
Limited partners	14,862,561	1,752,540

Total partners’ capital	14,862,561	16,664,448

Total liabilities and partners’ capital	$15,588,777	$17,370,937

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 03-A, L.P.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2005 and 2004, and for the period from February 19, 2003 (date of inception) through December 31, 2003

	2005	2004	2003
Revenues and other income:
Oil and gas sales	$7,233,251	$7,458,796	$370,391
Interest income	2,325	20,301	49,791

	7,235,576	7,479,097	420,182

Expenses:
Lease operating expense	563,716	403,211	22,525
Production taxes	576,687	593,726	27,668
Administrative and general expense	249,374	225,980	5,371
Depreciation, depletion, and amortization	2,052,840	2,739,865	173,088
Cost ceiling write-down	0	0	83,646
Asset retirement obligation accretion	16,111	24,041	8,719

	3,458,728	3,986,823	321,017

Net income	$3,776,848	$3,492,274	$99,165

Allocation of net income:
General partners	$0	$3,125,003	$88,736

Limited partners	$3,776,848	$367,271	$10,429

Basic and diluted net income per limited and general partner interest (18,000 interests outstanding)	$209.82	$194.02	$5.51

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 03-A, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the years ended December 31, 2005 and 2004, and for the period from

February 19, 2003 (date of inception) through December 31, 2003

	General Partners	Limited Partners	Total
Balance at February 19, 2003	$0	$0	$0
Capital contributions	16,107,005	1,892,995	18,000,000
Cash distributions	(161,070)	(18,930)	(180,000)
Net income	88,736	10,429	99,165

Balance at December 31, 2003	$16,034,671	$1,884,494	$17,919,165
Cash distributions	(4,247,766)	(499,225)	(4,746,991)
Net income	3,125,003	367,271	3,492,274

Balance at December 31, 2004	$14,911,908	$1,752,540	$16,664,448
Conversion of general partner interests to limited partner interests	(14,911,908)	14,911,908	0
Cash distributions	0	(5,578,735)	(5,578,735)
Net income	0	3,776,848	3,776,848

Balance at December 31, 2005	$0	$14,862,561	$14,862,561

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 03-A, L.P.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2005 and 2004, and for the period from

February 19, 2003 (date of inception) through December 31, 2003

	2005	2004	2003
Cash flows from operating activities:
Net income	$3,776,848	$3,492,274	$99,165
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,052,840	2,739,865	173,088
Cost ceiling write-down	0	0	83,646
Asset retirement obligation accretion	16,111	24,041	8,719
Changes in operating assets and liabilities:
Accounts receivable, affiliate	259,059	(1,389,993)	(299,803)
Accounts receivable, other	33	7,416	(7,449)
Accounts payable, affiliate	5,661	(1,050)	328,517

Net cash provided by operating activities	6,110,552	4,872,553	385,883

Cash flows from investing activities:
Purchase and development of oil and gas properties	(534,429)	(5,628,161)	(8,525,523)
Prepaid well cost	0	(45,685)	(4,128,424)

Net cash used in investing activities	(534,429)	(5,673,846)	(12,653,947)

Cash flows from financing activities:
Capital contributions from partners	0	0	18,000,000
Cash distributions to partners	(5,578,735)	(4,746,991)	(180,000)

Net cash provided by (used in) financing activities	(5,578,735)	(4,746,991)	17,820,000

Net increase (decrease) in cash and cash equivalents	(2,612)	(5,548,284)	5,551,936
Cash and cash equivalents, beginning of period	3,652	5,551,936	0

Cash and cash equivalents, end of period	$1,040	$3,652	$5,551,936

Supplemental Cash Flow Information:
Non-cash increase to oil & gas properties related to asset retirement obligation liabilities assumed	$(2,045)	$209,842	$136,420

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 03-A, L.P.

NOTES TO FINANCIAL STATEMENTS

1. Significant Accounting Policies:

Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 03-A, L.P., (the “Partnership”), a Delaware limited partnership engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, was organized on February 19, 2003. The offering of limited and general partnership interests began May 16, 2003 as a part of an offering registered under the name Mewbourne Energy Partners 02-03 Drilling Programs, (the “Program”), and concluded July 9, 2003, with total investor contributions of $18,000,000 originally being sold to 710 subscribers of which $16,107,005 were sold to 644 subscribers as general partner interests and $1,892,995 were sold to 66 subscribers as limited partner interests. During the quarter ended March 31, 2005, all general partner interests were converted to limited partner interests.

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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At December 31, 2005 and 2004 all capitalized costs were subject to amortization while at December 31, 2003 approximately $0.5 million of capitalized costs were excluded from amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was no cost ceiling write-down for the years ended December 31, 2005 and 2004, while at December 31, 2003 there was a cost ceiling write-down of $83,646.

Significant estimates inherent in the Registrant’s financial statements include the estimate of oil and gas reserves and future abandonment costs as reported in the footnotes to the financial statements. Changes in oil and gas prices and the changes in production estimates could have a significant effect on reserve estimates. The reserve estimates directly impact the computation of depreciation, depletion, and amortization, asset retirement obligation, and the ceiling test for the Registrant’s oil and gas properties.

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

Cash and cash equivalents

The Partnership considers all highly liquid investments, those with original maturities of three months or less at the date of acquisition, to be cash equivalents. The Partnership maintains all its cash in one financial institution. At various times throughout the year, the cash amount may be in excess of the amount insured by the Federal Deposit Insurance Corporation.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the years ended December 31, 2005 and 2004, is as follows:

	2005	2004
Balance, beginning of period	$379,022	$145,139
Sale of oil and gas properties	(4,950)	0
Liabilities incurred	2,905	209,842
Accretion expense	16,111	24,041

Balance, end of period	$393,088	$379,022

Oil and Gas Sales

The Program’s oil and condensate production is sold, title passed, and revenue recognized at or near the Program’s wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program’s interest are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program’s interest in gas reserves. The Partnership uses the sales method to recognize oil and gas revenue whereby revenue is recognized for the amount of production taken regardless of the amount for which the Partnership is entitled based on its working interest ownership. As of December 31, 2005, 2004 and 2003, no material gas imbalances between the Partnership and other working interest owners existed.

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

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well on which the costs were incurred. The partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as Operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the Operator. Reimbursement to MOC for operator charges totaled $271,919, $834,580 and $389,778 for the years ended December 31, 2005 and 2004, and for the period from February 19, 2003 (date of inception) through December 31, 2003, respectively. Operator charges are billed in accordance with the program and partnership agreements.

In general, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus ..25% of the capital contributions of limited and general partners. Under this arrangement, $244,840, $201,067 and $654 were allocated to the Partnership during the years ended December 31, 2005 and 2004, and for the period from February 19, 2003 (date of inception) through December 31, 2003, respectively.

The Partnership participates in oil and gas activities through a Drilling Program Agreement, the Program. The Partnership and MD are parties to the Program agreement. The costs and revenues of the Program are allocated to MD and the Partnership as follows:

	Partnership	MD
Revenues:
Proceeds from disposition of depreciable and depletable properties	60%	40%
All other revenues	60%	40%
Costs and expenses:
Organization and offering costs(1)	0%	100%
Lease acquisition costs(1)	0%	100%
Tangible and intangible drilling costs(1)	100%	0%
Operating costs, reporting and legal expenses, general and administrative expenses and all other costs	60%	40%

(1)	As noted above, pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which will approximate 30% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less than 30% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program’s total capital costs reaches approximately 30%.

The Partnership’s financial statements reflect its respective proportionate interest in the Program.

3. Reconciliation of Net income per Statements of Operations with Net income (loss) per Federal Income Tax Return:

The following is a reconciliation of net income per statements of operations with net income (loss) per federal income tax return for the years ended December 31, 2005 and 2004, and for the period from February 19, 2003 (date of inception) through December 31, 2003:

	2005	2004	2003
Net income per statements of operations	$3,776,848	$3,492,274	$99,165
Intangible development costs capitalized for financial reporting purposes and expensed for tax reporting purposes	(344,072)	(4,820,465)	(9,394,837)
Dry hole costs capitalized for financial reporting purposes and expensed for tax reporting purposes	(57,157)	(24,632)	(1,370,884)
Depreciation, depletion and amortization for financial reporting purposes over (under) amounts for tax reporting purposes	1,559,095	2,121,829	(320,781)
Cost ceiling write-down for financial reporting purposes	0	0	83,646
Gain on sale of oil and gas equipment recognized for tax reporting purposes	3,698	129,525	0
ARO accretion expense for financial reporting purposes	16,111	24,041	8,719
Other	93,299	0	0

Net income (loss) per federal income tax return before tentative tax depletion	$5,047,822	$922,572	$(10,894,972)

The Partnership’s financial reporting bases of its net assets exceeded the tax bases of its net assets by $12,831,653, $13,979,384 and $11,139,276 at December 31, 2005, 2004 and 2003, respectively.

4. Supplemental Oil and Gas Information (unaudited):

The tables presented below provide supplemental information about oil and natural gas exploration and production activities as defined by SFAS No. 69, “Disclosures about Oil and Gas Producing Activities”.

Costs Incurred and Capitalized Costs:

Costs incurred in oil and natural gas acquisition, exploration and development activities for the years ended December 31, 2005 and 2004, and for the period from February 19, 2003 (date of inception) through December 31, 2003:

	2005	2004	2003
Costs incurred for the year:
Development	$580,114	$9,756,584	$8,525,523

Capitalized costs related to oil and natural gas acquisition, exploration and development activities for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004
Cost of oil and natural gas properties at year-end:
Producing assets—Proved properties	$18,862,221	$18,278,947
Incomplete construction—Unproved properties	0	3,160
Asset retirement obligation	344,218	346,263

Total capitalized cost	19,206,439	18,628,370
Accumulated depreciation, depletion, amortization and impairment	(5,049,439)	(2,996,599)

Net capitalized costs	$14,157,000	$15,631,771

Depreciation, depletion and amortization per one thousand cubic feet of gas equivalents was $2.12, $2.04 and $2.21 for the years ended December 31, 2005 and 2004, and for the period from February 19, 2003 (date of inception) through December 31, 2003, respectively.

Estimated Net Quantities of Proved Oil and Gas Reserves:

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

There have been no favorable or adverse events that have caused a significant change in estimated proved reserves since December 31, 2005. The Partnership has no long-term supply agreements or contracts with governments or authorities in which it acts as producer nor does it have any interest in oil and gas operations accounted for by the equity method. All reserves are located onshore within the United States.

Proved Reserves:

	Crude Oil and Condensate (bbls of Oil)	Natural Gas (Thousands of Cubic Feet)
	(In thousands)
Balance at February 19, 2003 (date of inception)	0	0
Discoveries	52	3,344
Production	(2)	(70)

Balance at December 31, 2003(1)	50	3,274
Revisions to previous estimates	0	(200)
Extension, discoveries and other additions	53	5,126
Production	(19)	(1,231)

Balance at December 31, 2004(1)	84	6,969
Revisions to previous estimates	6	(377)
Extension, discoveries and other additions	4	186
Production	(12)	(900)

Balance at December 31, 2005(1)	82	5,878

(1)	All of these reserves are categorized as proved developed as of December 31, 2005, 2004 and 2003.

Standardized Measure of Discounted Future Net Cash Flows:

For the years ended December 31, 2005 and 2004, and for the period from February 19, 2003 (date of inception) through December 31, 2003

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

The standardized measure has been prepared assuming year-end selling prices, year-end development and production costs and a 10 percent annual discount rate. No future income tax expense has been provided for the Partnership since it incurs no income tax liability. (See Significant Accounting Policies—Income Taxes in Note 1 to the Financial Statements.) The year-end prices were $58.67 per barrel of oil and $7.74 for MCF of gas as of December 31, 2005, $41.84 per barrel of oil and $5.47 for MCF of gas as of December 31, 2004, and $30.60 per barrel of oil and $5.55 for MCF of gas as of December 31, 2003.

	2005	2004	2003
Future cash inflows	$51,003,867	$42,131,781	$19,845,840
Future production cost	(15,800,002)	(12,775,013)	(4,280,505)
Future development cost	(278,403)	(331,796)	(32,316)

Future net cash flows	34,925,462	29,024,972	15,533,019
Discount at 10 percent	(18,882,663)	(12,736,680)	(6,909,673)

Standardized measure	$16,042,799	$16,288,292	$8,623,346

Summary of changes in the Standardized Measure

	2005	2004	2003
Balance, beginning of period	$16,288,292	$8,623,346	$0
Changes in value of previous years reserves due to:
Sale of oil and gas production, net of related cost	(6,092,848)	(6,461,859)	(320,198)
Extension, discoveries and improved recovery, less related cost	561,989	13,404,398	8,943,544
Accretion of discount	1,628,829	862,335	0
Estimated development costs incurred during the year	244,543	16,331	0
Change in estimated future development cost	(191,150)	(315,811)	0
Revisions of previous estimates	(900,580)	(1,853,823)	0
Net change in price	7,055,093	237,854	0
Timing and other	(2,551,369)	1,775,521	0

Balance, end of period	$16,042,799	$16,288,292	$8,623,346

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

INDEX TO EXHIBITS

The following documents are incorporated by reference in response to Item 15(a)3.

EXHIBIT NUMBER	DESCRIPTION

3.1	Form of Certificate of Limited Partnership (filed as Exhibit 3.1 to Registration Statement on Form S-1, File No. 333-85994-01 and incorporated herein by reference)

3.2	Form of Certificate of Amendment of the Certificate of Limited Partnership (filed as Exhibit 3.2 to Registration Statement on Form S-1, File No. 333-85994-01 and incorporated herein by reference)

4.1	Form of Agreement of Partnership (filed as Exhibit 4.1 to Registration Statement on Form S-1, File No. 333-85994-01 and incorporated herein by reference)

10.1	Form of Drilling Program Agreement (filed as Exhibit 10.1 to Registration Statement on Form S-1, File No. 333-85994-01 and incorporated herein by reference)

10.4	Form of Operating Agreement (filed as Exhibit 10.4 to Registration Statement on Form S-1, File No. 333-85994-01 and incorporated herein by reference)

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.