Form 10-Q
period 2006-03-31
MEWBOURNE ENERGY PARTNERS 03-A LP
filed 2006-05-22
CIK 1170797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Mewbourne Energy Partners 03-A, L.P.

Mewbourne Energy Partners 03-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

BALANCE SHEETS

March 31, 2006 and December 31, 2005

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS

Cash and cash equivalents	$70,025	$1,040
Accounts receivable, affiliate	737,439	1,430,737

Total current assets	807,464	1,431,777

Oil and gas properties at cost, full cost method	19,267,403	19,206,439
Less accumulated depreciation, depletion, amortization and impairment	(7,417,252)	(5,049,439)

	11,850,151	14,157,000

Total assets	$12,657,615	$15,588,777

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$374,996	$333,128

Asset retirement obligation plugging liability	396,643	393,088

Total limited partners’ capital	11,885,976	14,862,561

Total liabilities and partners’ capital	$12,657,615	$15,588,777

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 03-A, L.P.

STATEMENTS OF OPERATIONS

For the three months ended March 31, 2006 and 2005

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues and other income:

Oil and gas sales	$1,268,453	$1,551,056
Interest income	1,122	1,184

Total revenues and other income	1,269,575	1,552,240

Expenses:

Lease operating expense	114,192	118,279
Production taxes	89,411	110,655
Administrative and general expense	99,818	80,407
Depreciation, depletion, and amortization	396,276	540,217
Cost ceiling write-down	1,971,537	—
Asset retirement obligation accretion	3,555	6,465

Net income (loss)	$(1,405,214)	$696,217

Basic and diluted net income (loss) per limited partner interest (18,000 interests outstanding)	$(78.07)	$38.68

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 03-A, L.P.

STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2006 and 2005

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income (loss)	$(1,405,214)	$696,217
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	396,276	540,217
Cost ceiling write-down	1,971,537	—
Asset retirement obligation accretion	3,555	6,465
Changes in operating assets and liabilities:
Accounts receivable, affiliate	693,298	723,723
Accounts payable, affiliate	41,868	(231,139)

Net cash provided by operating activities	1,701,320	1,735,483

Cash flows from investing activities:
Purchase and development of oil and gas properties	(60,964)	(150,457)

Net cash used in investing activities	(60,964)	(150,457)

Cash flows from financing activities:
Cash distributions to partners	(1,571,371)	(1,582,072)

Net cash used in financing activities	(1,571,371)	(1,582,072)

Net increase in cash and cash equivalents	68,985	2,954
Cash and cash equivalents, beginning of period	1,040	3,652

Cash and cash equivalents, end of period	$70,025	$6,606

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 03-A, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2006

(Unaudited)

Limited Partners Total
Balance at December 31, 2005	$14,862,561
Cash distributions	(1,571,371)
Net loss	(1,405,214)

Balance at March 31, 2006	$11,885,976

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 03-A, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2005, which contains a summary of significant accounting policies followed by the partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

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

2. Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 03-A, L.P., (the “Registrant” or the “Partnership”), a Delaware limited partnership is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, and was organized on February 19, 2003. The offering of limited and general partnership interests began May 16, 2003 as a part of an offering registered under the name Mewbourne Energy Partners 02-03 Drilling Programs, (the “Program”), and concluded July 9, 2003, with total investor contributions of $18,000,000 originally being sold to 710 subscribers of which $16,107,005 were sold to 644 subscribers as general partner interests and $1,892,995 were sold to 66 subscribers as limited partner interests. During the quarter ended March 31, 2005, all general partner interests were converted to limited partner interests and accordingly all partnership interests have been reflected in the accompanying financial statements as limited partner interests.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2006 and 2005 all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was a cost ceiling write-down of $1,971,537 for the three month period ended March 31, 2006. The cost ceiling write-down was caused by lower gas prices at March 31, 2006.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2006, is as follows:

Balance, beginning of period	$393,088
Accretion expense	3,555

Balance, end of period	$396,643

4. Related Party Transactions

Mewbourne Development Corporation (“MD”) is managing general partner and Mewbourne Oil Company (“MOC”) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

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

In general, during any particular calendar year the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners.

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

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. The Partnership participated in the drilling of 73 wells. 65 wells were productive and 8 wells were abandoned.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $432,468 at March 31, 2006.

During the three months ended March 31, 2006, the Partnership made cash distributions to the investor partners in the amount of $1,571,371 as compared to $1,582,072 for the three months ended March 31, 2005. The Partnership expects that cash distributions will continue during 2006 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

Oil and gas revenues.

	Three Months Ended March 31,
	2006	2005
Oil and gas sales	$1,268,453	$1,551,056
Barrels produced	2,260	2,991
Mcf produced	157,985	245,802
Average price/bbl	$61.01	$47.60
Average price/mcf	$7.16	$5.73

As shown in the table above, total oil and gas sales decreased $282,603 (18.2%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Of this decrease, $44,593 and $629,391, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 731 bbls of oil and 87,817 mcf of gas for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. These decreases were partially offset by increases of $40,124 and $351,257, respectively, related to increases in the average prices of oil and gas sold. Average oil and gas prices increased to $61.01 per bbl and $7.16 per mcf for the three months ended March 31, 2006 from $47.60 per bbl and $5.73 per mcf for the three months ended March 31, 2005. The decrease in volumes of oil sold was primarily due to a substantial decline in the production of two wells. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a substantial decline in the production of two wells. The wells with a substantial decline in production are not expected to return to previous levels of production.

Interest income. Interest income was $1,122 during the three months ended March 31, 2006 as compared to $1,184 during the three month period ended March 31, 2005.

Lease operations and production taxes. Lease operating expense during the period ended March 31, 2006 totaled $114,192 and was comparable to $118,279 for the period ended March 31, 2005. Production taxes during the period ended March 31, 2006 totaled $89,411 as compared to $110,655 for the period ended March 31, 2005. The decrease in production taxes is due to the decrease in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended March 31, 2006 total $396,276 compared to $540,217 for the three month period ended March 31, 2005. The decrease is due to the decline in production volumes.

Cost ceiling write-down. There was a cost ceiling write-down of $1,971,537 for the three month period ended March 31, 2006. The cost ceiling write-down was caused by lower gas prices at March 31, 2006. There was no cost ceiling write-down for the three month period ended March 31, 2005.

Administrative and general expense. Administrative and general expense for the three month period ended March 31, 2006 total $99,818 compared to $80,407 for the period ended March 31, 2005. The overall increase is due to increased administrative expenses allocated to the partnership by “MOC” and higher general expenses for reporting costs.

Item 4. Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of it’s disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that it’s disclosure controls and procedures are effective as of March 31, 2006 for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. There were no changes in MD’s internal controls over financial reporting that occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

Date: May 22, 2006

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