Form 10-Q
period 2006-06-30
MEWBOURNE ENERGY PARTNERS 03-A LP
filed 2006-08-21
CIK 1170797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Mewbourne Energy Partners 03-A, L.P.

Mewbourne Energy Partners 03-A, L.P.

Part I – Financial Information

Item 1. Financial Statements

BALANCE SHEETS

June 30, 2006 and December 31, 2005

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash	$15,511	$1,040
Accounts receivable, affiliate	566,939	1,430,737

Total current assets	582,450	1,431,777

Oil and gas properties at cost, full cost method	19,272,331	19,206,439
Less accumulated depreciation, depletion, amortization and impairment	(8,417,625)	(5,049,439)

	10,854,706	14,157,000

Total assets	$11,437,156	$15,588,777

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$337,157	$333,128

Asset retirement obligation plugging liability	400,095	393,088

Total limited partners’ capital	10,699,904	14,862,561

Total liabilities and partners’ capital	$11,437,156	$15,588,777

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 03-A, L.P.

STATEMENTS OF OPERATIONS

For the three months ended June 30, 2006 and 2005 and

the six months ended June 30, 2006 and 2005

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues and other income:

Oil and gas sales	$881,258	$1,531,004	$2,149,711	$3,082,060
Interest income	982	442	2,104	1,626

Total revenues and other income	882,240	1,531,446	2,151,815	3,083,686

Expenses:

Lease operating expense	106,241	109,250	220,433	227,529
Production taxes	73,814	128,004	163,225	238,659
Administrative and general expense	55,266	71,792	155,084	152,199
Depreciation, depletion, and amortization	295,034	524,957	691,310	1,065,174
Cost ceiling write-down	705,339	—	2,676,876	—
Asset retirement obligation accretion	3,452	3,429	7,007	9,894

Net income (loss)	$(356,906)	$694,014	$(1,762,120)	$1,390,231

Basic and diluted net income (loss) per limited partner interest (18,000 interests outstanding)	$(19.83)	$38.56	$(97.90)	$77.24

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 03-A, L.P.

STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2006 and 2005

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income (loss)	$(1,762,120)	$1,390,231
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	691,310	1,065,174
Cost ceiling write-down	2,676,876	—
Asset retirement obligation accretion	7,007	9,894
Changes in operating assets and liabilities:
Accounts receivable, affiliate	863,798	708,206
Accounts payable, affiliate	4,029	1,706

Net cash provided by operating activities	2,480,900	3,175,211

Cash flows from investing activities:
Purchase and development of oil and gas properties	(65,892)	(302,290)

Net cash used in investing activities	(65,892)	(302,290)

Cash flows from financing activities:
Cash distributions to partners	(2,400,537)	(2,876,238)

Net cash used in financing activities	(2,400,537)	(2,876,238)

Net increase (decrease) in cash	14,471	(3,317)
Cash, beginning of period	1,040	3,652

Cash, end of period	$15,511	$335

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 03-A, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2006

(Unaudited)

Limited Partners Total
Balance at December 31, 2005	$14,862,561
Cash distributions	(2,400,537)
Net loss	(1,762,120)

Balance at June 30, 2006	$10,699,904

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

2. Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 03-A, L.P., (the “Registrant” or the “Partnership”), a Delaware limited partnership is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, and was organized on February 19, 2003. The offering of limited and general partnership interests began May 16, 2003 as a part of an offering registered under the name Mewbourne Energy Partners 02-03 Drilling Programs and concluded July 9, 2003, with total investor contributions of $18,000,000 originally being sold to 710 subscribers of which $16,107,005 were sold to 644 subscribers as general partner interests and $1,892,995 were sold to 66 subscribers as limited partner interests. During the quarter ended June 30, 2005, all general partner interests were converted to limited partner interests and accordingly all partnership interests have been reflected in the accompanying financial statements as limited partner interests.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2006 and 2005 all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was a cost ceiling write-down of $2,676,876 for the six month period ended June 30, 2006. The cost ceiling write-down was caused by lower gas prices at June 30, 2006.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2006, is as follows:

Balance, beginning of period	$393,088
Accretion expense	7,007

Balance, end of period	$400,095

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 03-A, L.P. was formed February 19, 2003. The offering of limited and general partnership interests began May 16, 2003 and concluded July 9, 2003, with total investor contributions of $18,000,000. During the quarter ended June 30, 2005, all general partner interests were converted to limited partner interests and accordingly all partnership interests have been reflected in the accompanying financial statements as limited partner interests.

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. The Partnership participated in the drilling of 73 wells. 65 wells were productive and 8 wells were abandoned.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $245,293 at June 30, 2006.

During the six months ended June 30, 2006, the Partnership made cash distributions to the investor partners in the amount of $2,400,537 as compared to $2,876,238 for the six months ended June 30, 2005. The Partnership expects that cash distributions will continue during 2006 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Three months ended June 30, 2006 as compared to the three months ended June 30, 2005.

Oil and gas revenues.

	Three Months Ended June 30,
	2006	2005
Oil and gas sales	$881,258	$1,531,004
Barrels produced	1,279	3,488
Mcf produced	139,761	220,146
Average price/bbl	$69.36	$50.70
Average price/mcf	$5.67	$6.15

As shown in the table above, total oil and gas sales decreased $649,746 (42.4%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Of this decrease, $153,239, $455,649 and $105,952, respectively, were related to decreases in volumes of oil sold, volumes of gas sold and decreases in the average prices of gas sold. Volumes of oil and gas sold decreased 2,209 bbls of oil and 80,385 mcf of gas for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The decrease in volumes of oil sold was primarily due to a substantial decline in the production of five wells. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a substantial decline in the production of one well. The wells with a substantial decline in production are not expected to return to previous levels of production. Average gas prices decreased to $5.67 per mcf for the three months ended June 30, 2006 from $6.15 per mcf for the three months ended June 30, 2005. These decreases were partially offset by an increase of $65,094 related to an increase in the average price of oil sold. Average oil prices increased to $69.36 per bbl for the three months ended June 30, 2006 from $50.70 per bbl for the three months ended June 30, 2005.

Interest income. Interest income was $982 during the three months ended June 30, 2006 as compared to $442 during the three month period ended June 30, 2005.

Lease operations and production taxes. Lease operating expense during the period ended June 30, 2006 totaled $106,241 and was comparable to $103,482 for the period ended June 30, 2005. Production taxes during the period ended June 30, 2006 totaled $73,814 as compared to $133,772 for the period ended June 30, 2005. The decrease in production taxes is due to the decrease in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended June 30, 2006 total $295,034 compared to $524,957 for the three month period ended June 30, 2005. The decrease is due to the decline in production volumes.

Cost ceiling write-down. There was a cost ceiling write-down of $705,339 for the three month period ended June 30, 2006. The cost ceiling write-down was caused by lower gas prices at June 30, 2006. There was no cost ceiling write-down for the three month period ended June 30, 2005.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2006 total $55,266 compared to $71,792 for the period ended June 30, 2005. The overall decrease is due to reduced administrative charges caused by decreased oil and gas revenues since administrative charges are a percentage of gross revenue.

Six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

Oil and gas revenues.

	Six months Ended June 30,
	2006	2005
Oil and gas sales	$2,149,711	$3,082,060
Barrels produced	3,539	6,479
Mcf produced	297,747	465,948
Average price/bbl	$64.02	$49.27
Average price/mcf	$6.46	$5.93

As shown in the table above, total oil and gas sales decreased $932,349 (30.3%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Of this decrease, $188,210 and $1,086,895, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 2,940 bbls of oil and 168,201 mcf of gas for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The decrease in volumes of oil sold was primarily due to a substantial decline in the production of five wells. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a substantial decline in the production of one well. The wells with a substantial decline in production are not expected to return to previous levels of production. These decreases were partially offset by increases of $95,597 and $247,159, respectively, related to increases in the average prices of oil and gas sold. Average oil and gas prices increased to $64.02 per bbl and $6.46 per mcf for the six months ended June 30, 2006 from $49.27 per bbl and $5.93 per mcf for the six months ended June 30, 2005.

Interest income. Interest income was $2,104 during the six months ended June 30, 2006 as compared to $1,626 during the six month period ended June 30, 2005.

Lease operations and production taxes. Lease operating expense during the period ended June 30, 2006 totaled $220,433 and was comparable to $221,761 for the period ended June 30, 2005. Production taxes during the period ended June 30, 2006 totaled $163,225 as compared to $244,427 for the period ended June 30, 2005. The decrease in production taxes is due to the decrease in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six month period ended June 30, 2006 total $691,310 compared to $1,065,174 for the six month period ended June 30, 2005. The decrease is due to the decline in production volumes.

Cost ceiling write-down. There was a cost ceiling write-down of $2,676,876 for the six month period ended June 30, 2006. The cost ceiling write-down was caused by lower gas prices at June 30, 2006. There was no cost ceiling write-down for the six month period ended June 30, 2005.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2006 total $155,084 compared to $152,199 for the period ended June 30, 2005. The overall increase is due to increased administrative expenses allocated to the partnership by “MOC” and higher general expenses for reporting costs.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

1. Interest Rate Risk

The Partnership Agreement allows borrowings from banks or other financial sources of up to 20% of the total capital contributions to the Partnership without investor approval. Should the Partnership elect to borrow monies for additional development activity on Partnership properties, it will be subject to the interest rate risk inherent in borrowing activities. Changes in interest rates could significantly affect the Partnership’s results of operations and the amount of net cash flow available for partner distributions. Also, to the extent that changes in interest rates affect general economic conditions, the Partnership will be affected by such changes.

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership expects to sell a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4. Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective as of June 30, 2006 for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. There were no changes in MD’s internal controls over financial reporting that occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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
Date: August 21, 2006
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