Form 10-Q
period 2007-03-31
MEWBOURNE ENERGY PARTNERS 03-A LP
filed 2007-05-15
CIK 1170797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Mewbourne Energy Partners 03-A, L.P.

I NDEX

Mewbourne Energy Partners 03-A, L.P.

Part I – Financial Information

Item 1.	Financial Statements

CONDENSED BALANCE SHEETS

March 31, 2007 and December 31, 2006

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS

Cash and cash equivalents	$23,573	$554
Accounts receivable, affiliate	568,059	617,225

Total current assets	591,632	617,779

Oil and gas properties at cost, full cost method	19,481,942	19,411,664
Less accumulated depreciation, depletion, amortization and impairment	(12,686,369)	(12,527,141)

	6,795,573	6,884,523

Total assets	$7,387,205	$7,502,302

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$387,821	$405,619

Asset retirement obligation plugging liability	410,362	406,833

Partners’ capital	6,589,022	6,689,850

Total liabilities and partners’ capital	$7,387,205	$7,502,302

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 03-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2007 and 2006

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues and other income:

Oil and gas sales	$841,072	$1,268,453
Interest income	589	1,122

Total revenues and other income	841,661	1,269,575

Expenses:

Lease operating expense	89,553	114,192
Production taxes	66,614	89,411
Administrative and general expense	43,350	99,818
Depreciation, depletion, and amortization	159,228	396,276
Cost ceiling write-down	—	1,971,537
Asset retirement obligation accretion	3,529	3,555

Net income (loss)	$479,387	$(1,405,214)

Basic and diluted net income (loss) per limited partner interest (18,000 interests outstanding)	$26.63	$(78.07)

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 03-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2007 and 2006

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income (loss)	$479,387	$(1,405,214)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	159,228	396,276
Cost ceiling write-down	—	1,971,537
Asset retirement obligation accretion	3,529	3,555
Changes in operating assets and liabilities:
Accounts receivable, affiliate	49,166	693,298
Accounts payable, affiliate	(17,798)	41,868

Net cash provided by operating activities	673,512	1,701,320

Cash flows from investing activities:
Purchase and development of oil and gas properties	(70,278)	(60,964)

Net cash used in investing activities	(70,278)	(60,964)

Cash flows from financing activities:
Cash distributions to partners	(580,215)	(1,571,371)

Net cash used in financing activities	(580,215)	(1,571,371)

Net increase in cash and cash equivalents	23,019	68,985

Cash and cash equivalents, beginning of period	554	1,040

Cash and cash equivalents, end of period	$23,573	$70,025

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 03-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2007

(Unaudited)

Partners’ Capital
Balance at December 31, 2006	$6,689,850
Cash distributions	(580,215)
Net income	479,387

Balance at March 31, 2007	$6,589,022

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 03-A, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2006, which contains a summary of significant accounting policies followed by the partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

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

2.	Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 03-A, L.P., (the “Registrant” or the “Partnership”), a Delaware limited partnership is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, and was organized on February 19, 2003. The offering of limited and general partnership interests began May 16, 2003 as a part of an offering registered under the name Mewbourne Energy Partners 02-03 Drilling Program, (the “Program”), and concluded July 9, 2003, with total investor contributions of $18,000,000 originally being sold to 710 subscribers of which $16,107,005 were sold to 644 subscribers as general partner interests and $1,892,995 were sold to 66 subscribers as limited partner interests. In accordance with the laws of the State of Delaware, Mewbourne Development Corporation (“MD”), a Delaware Corporation, has been appointed as the Partnership’s managing general partner. MD has no equity interest in the Partnership.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2007 and 2006 all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was no cost ceiling write-down for the three month period ended March 31, 2007. There was a cost ceiling write-down of $1,971,537 for the three month period ended March 31, 2006.

3.	Asset Retirement Obligations

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2007 and for the year ended December 31, 2006 is as follows:

	2007	2006
Balance, beginning of period	$406,833	$393,088
Accretion expense	3,529	13,746

Balance, end of period	$410,362	$406,834

4.	Related Party Transactions

In accordance with the laws of the State of Delaware, Mewbourne Development Corporation (“MD”), a Delaware Corporation, has been appointed as the Partnership’s managing general partner. MD has no equity interest in the Partnership. Mewbourne Oil Company (“MOC”) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

In the ordinary course of business, MOC will incur certain costs that will be passed on to owners of the well for which the costs were incurred. The partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator. Services and operator charges are billed in accordance with the program and partnership agreements.

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

Liquidity and Capital Resources

Mewbourne Energy Partners 03-A, L.P. was formed February 19, 2003. The offering of limited and general partnership interests began May 16, 2003 and concluded July 9, 2003, with total investor contributions of $18,000,000. During the quarter ended March 31, 2006, all general partner interests were converted to limited partner interests and accordingly all partnership interests have been reflected in the accompanying financial statements as limited partner interests.

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. The Partnership participated in the drilling of 74 wells. 65 wells were productive and 9 wells were abandoned.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $203,811 at March 31, 2007.

During the three months ended March 31, 2007, the Partnership made cash distributions to the investor partners in the amount of $580,215 as compared to $1,571,371 for the three months ended March 31, 2006. The Partnership expects that cash distributions will continue during 2007 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

Oil and gas revenues.

	Three Months Ended March 31,
	2007	2006
Oil and gas sales	$841,072	$1,268,453
Barrels produced	1,091	2,260
Mcf produced	117,637	157,985
Average price/bbl	$55.75	$61.01
Average price/mcf	$6.63	$7.16

As shown in the table above, total oil and gas sales decreased $427,381 (33.7%) for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Of this decrease, $77,091 and $350,290, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,169 bbls of oil and 40,348 mcf of gas for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Average oil and gas prices decreased to $55.75 per bbl and $6.63 per mcf for the three months ended March 31, 2007 from $61.01 per bbl and $7.16 per mcf for the three months ended March 31, 2006. The decrease in volumes of oil sold was primarily due to a substantial decline in the production of two wells. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a substantial decline in the production of two wells. The wells with a substantial decline in production are not expected to return to previous levels of production.

Interest income. Interest income was $589 during the three months ended March 31, 2007 as compared to $1,122 during the three month period ended March 31, 2006.

Lease operations and production taxes. Lease operating expense during the period ended March 31, 2007 totaled $89,553 and as compared to $114,192 for the period ended March 31, 2006. Production taxes during the period ended March 31, 2007 totaled $66,614 as compared to $89,411 for the period ended March 31, 2006. The decrease in production taxes is due to the decrease in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended March 31, 2007 total $159,228 compared to $396,276 for the three month period ended March 31, 2006. The decrease is due to the decline in production volumes.

Cost ceiling write-down. There was no cost ceiling write-down for the three month period ended March 31, 2007. There was a cost ceiling write-down of $1,971,537 for the three month period ended March 31, 2006.

Administrative and general expense. Administrative and general expense for the three month period ended March 31, 2007 total $43,350 compared to $99,818 for the period ended March 31, 2006. The overall decrease is due to decreased administrative expenses allocated to the partnership by “MOC” and lower general expenses for reporting costs.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a vast majority of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the three months ended March 31, 2007, a 10% change in the price received for natural gas production would have had an approximate $78,000 impact on our revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. There have been no changes in MD’s internal controls for the quarter ended March 31, 2007 or in other factors which have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting.

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

Mewbourne Energy Partners 03-A, L.P.

	By:	Mewbourne Development Corporation
Managing General Partner
Date: May 15, 2007

	By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.