Form 10-Q
period 2007-06-30
MEWBOURNE ENERGY PARTNERS 03-A LP
filed 2007-08-14
CIK 1170797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Mewbourne Energy Partners 03 - A, L.P.

Mewbourne Energy Partners 03-A, L.P.

Part I – Financial Information

Item 1.	Financial Statements

CONDENSED BALANCE SHEETS

June 30, 2007 and December 31, 2006

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS

Cash	$9,874	$554
Accounts receivable, affiliate	562,457	617,225

Total current assets	572,331	617,779

Oil and gas properties at cost, full cost method	19,501,135	19,411,664
Less accumulated depreciation, depletion, amortization and impairment	(12,848,985)	(12,527,141)

	6,652,150	6,884,523

Total assets	$7,224,481	$7,502,302

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$484,219	$405,619
Asset retirement obligation plugging liability	413,891	406,833
Partners’ capital	6,326,371	6,689,850

Total liabilities and partners’ capital	$7,224,481	$7,502,302

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 03-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2007 and 2006 and

the six months ended June 30, 2007 and 2006

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues and other income:

Oil and gas sales	$846,974	$881,258	$1,688,046	$2,149,711
Interest income	375	982	964	2,104

Total revenues and other income	847,349	882,240	1,689,010	2,151,815

Expenses:
Lease operating expense	106,738	106,241	196,291	220,433
Production taxes	66,928	73,814	133,542	163,225
Administrative and general expense	57,984	55,266	101,334	155,084
Depreciation, depletion, and amortization	162,616	295,034	321,844	691,310
Cost ceiling write-down	—	705,339	—	2,676,876
Asset retirement obligation accretion	3,529	3,452	7,058	7,007

Net income (loss)	$449,554	$(356,906)	$928,941	(1,762,120)

Basic and diluted net income (loss) per limited partner interest (18,000 interests outstanding)	$24.98	$(19.83)	$51.61	$(97.90)

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 03-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2007 and 2006

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income (loss)	$928,941	$(1,762,120)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	321,844	691,310
Cost ceiling write-down	—	2,676,876
Asset retirement obligation accretion	7,058	7,007
Changes in operating assets and liabilities:
Accounts receivable, affiliate	54,768	863,798
Accounts payable, affiliate	78,600	4,029

Net cash provided by operating activities	1,391,211	2,480,900

Cash flows from investing activities:
Purchase and development of oil and gas properties	(89,471)	(65,892)

Net cash used in investing activities	(89,471)	(65,892)

Cash flows from financing activities:
Cash distributions to partners	(1,292,420)	(2,400,537)

Net cash used in financing activities	(1,292,420)	(2,400,537)

Net increase in cash	9,320	14,471

Cash, beginning of period	554	1,040

Cash, end of period	$9,874	$15,511

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 03-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2007

(Unaudited)

Partners’ Capital
Balance at December 31, 2006	$6,689,850
Cash distributions	(1,292,420)
Net income	928,941

Balance at June 30, 2007	$6,326,371

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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2007 and 2006 all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was no cost ceiling write-down for the six month period ended June 30, 2007. There was a cost ceiling write-down of $2,676,876 for the six month period ended June 30, 2006.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2007 and for the year ended December 31, 2006 is as follows:

	2007	2006
Balance, beginning of period	$406,833	$393,088
Accretion expense	7,058	13,745

Balance, end of period	$413,891	$406,833

4.	Related Party Transactions

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

Liquidity and Capital Resources

Mewbourne Energy Partners 03-A, L.P. was formed February 19, 2003. The offering of limited and general partnership interests began May 16, 2003 and concluded July 9, 2003, with total investor contributions of $18,000,000. During the quarter ended June 30, 2006, all general partner interests were converted to limited partner interests and accordingly all partnership interests have been reflected in the accompanying financial statements as limited partner interests.

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. The Partnership participated in the drilling of 74 wells. 65 wells were productive and 9 wells were abandoned.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $88,112 at June 30, 2007.

During the six months ended June 30, 2007, the Partnership made cash distributions to the investor partners in the amount of $1,292,420 as compared to $2,400,537 for the six months ended June 30, 2006. The Partnership expects that cash distributions will continue during 2007 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

Oil and gas revenues.

	Three Months Ended June 30,
	2007	2006
Oil and gas sales	$846,974	$881,258
Barrels produced	1,161	1,279
Mcf produced	112,974	139,761
Average price/bbl	$60.76	$69.36
Average price/mcf	$6.87	$5.67

As shown in the table above, total oil and gas sales decreased $34,284 (3.9%) for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Of this decrease, $7,120 and $183,754, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 118 bbls of oil and 26,787 mcf of gas for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. An additional decrease of $10,993 was related to a decrease in the average price of oil sold. Average oil prices decreased to $60.76 per bbl for the three months ended June 30, 2007 from $69.36 per bbl for the three months ended June 30, 2006. The decrease in volumes of oil sold was primarily due to a substantial decline in the production of five wells. The decrease in volumes of gas sold was primarily due to normal declines in production. The wells with a substantial decline in production are not expected to return to previous levels of production. These decreases were partially offset by an increase of $167,583 related to an increase in the average price of gas sold. Average gas prices increased to $6.87 per mcf for the three months ended June 30, 2007 from $5.67 per mcf for the three months ended June 30, 2006.

Interest income. Interest income was $375 during the three months ended June 30, 2007 as compared to $982 during the three month period ended June 30, 2006.

Lease operations and production taxes. Lease operating expense during the period ended June 30, 2007 totaled $106,738 and was comparable to $106,241 for the period ended June 30, 2006. Production taxes during the period ended June 30, 2007 totaled $66,928 as compared to $73,814 for the period ended June 30, 2006. The decrease in production taxes is due to the decrease in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended June 30, 2007 total $162,616 compared to $295,034 for the three month period ended June 30, 2006. The decrease is due to the decline in production volumes.

Cost ceiling write-down. There was no cost ceiling write-down for the three month period ended June 30, 2007. There was a cost ceiling write-down of $705,339 for the three month period ended June 30, 2006, which was caused by the lower gas price at June 30, 2006.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2007 totaled $57,984 compared to $55,266 for the period ended June 30, 2006. The overall increase is due to increased administrative expenses allocated to the partnership by “MOC” and higher general expenses for reporting costs.

Six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Oil and gas revenues.

	Six months Ended June 30,
	2007	2006
Oil and gas sales	$1,688,046	$2,149,711
Barrels produced	2,252	3,539
Mcf produced	230,611	297,747
Average price/bbl	$58.33	$64.02
Average price/mcf	$6.75	$6.46

As shown in the table above, total oil and gas sales decreased $461,665 (21.5%) for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. Of this decrease, $75,055 and $453,120, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,287 bbls of oil and 67,136 mcf of gas for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. An additional decrease of $20,149 was related to a decrease in the average price of oil sold. Average oil prices decreased to $58.33 per bbl for the six months ended June 30, 2007 from $64.02 per bbl for the six months ended June 30, 2006. The decrease in volumes of oil sold was primarily due to a substantial decline in the production of two wells. The decrease in volumes of gas sold was primarily due to normal declines in production. The wells with a substantial decline in production are not expected to return to previous levels of production. These decreases were partially offset by an increase of $86,659 related to an increase in the average price of gas sold. Average gas prices increased to $6.75 per mcf for the six months ended June 30, 2007 from $6.46 per mcf for the six months ended June 30, 2006.

Interest income. Interest income was $964 during the six months ended June 30, 2007 as compared to $2,104 during the six month period ended June 30, 2006.

Lease operations and production taxes. Lease operating expense during the period ended June 30, 2007 totaled $196,291 and as compared to $220,433 for the period ended June 30, 2006. Production taxes during the period ended June 30, 2007 totaled $133,542 as compared to $163,225 for the period ended June 30, 2006. The decrease in lease operating expense and production taxes is due to the decline in production volumes.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six month period ended June 30, 2007 total $321,844 compared to $691,310 for the six month period ended June 30, 2006. The decrease is due to the decline in production volumes.

Cost ceiling write-down. There was no cost ceiling write-down for the six month period ended June 30, 2007. There was a cost ceiling write-down of $2,676,876 for the six month period ended June 30, 2006, which was caused by the lower gas price at June 30, 2006.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2007 total $101,334 compared to $155,084 for the period ended June 30, 2006. The overall decrease is due to decreased administrative expenses allocated to the partnership by “MOC” and lower general expenses for reporting costs.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a vast majority of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2007, a 10% change in the price received for natural gas production would have had an approximate $156,000 impact on our revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. There have been no changes in MD’s internal controls for the quarter ended June 30, 2007 or in other factors which have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting.

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

Date: August 14, 2007

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