Form 10-Q
period 2007-09-30
MEWBOURNE ENERGY PARTNERS 03-A LP
filed 2007-11-14
CIK 1170797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Mewbourne Energy Partners 03-A, L.P.

INDEX

		Page No.
Part I – Financial Information

Item 1.	Financial Statements

	Condensed Balance Sheets - September 30, 2007 (Unaudited) and December 31, 2006	3

	Condensed Statements of Operations (Unaudited) - For the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006	4

	Condensed Statements of Cash Flows (Unaudited) - For the nine months ended September 30, 2007 and 2006	5

	Condensed Statement of Changes In Partners’ Capital (Unaudited) - For the nine months ended September 30, 2007	6

	Notes to Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Disclosure Controls and Procedures	13

Part II – Other Information

Item 1.	Legal Proceedings	14

Item 6.	Exhibits and Reports on Form 8-K	14

Mewbourne Energy Partners 03-A, L.P.

Part I – Financial Information

Item 1.	Financial Statements

CONDENSED BALANCE SHEETS

September 30, 2007 and December 31, 2006

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash	$1,344	$554
Accounts receivable, affiliate	437,499	617,225

Total current assets	438,843	617,779

Oil and gas properties at cost, full cost method	19,513,057	19,411,664
Less accumulated depreciation, depletion, amortization and impairment	(13,000,139)	(12,527,141)

	6,512,918	6,884,523

Total assets	$6,951,761	$7,502,302

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$419,689	$405,619
Asset retirement obligation plugging liability	417,420	406,833
Partners’ capital	6,114,652	6,689,850

Total liabilities and partners’ capital	$6,951,761	$7,502,302

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 03-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2007 and 2006 and

the nine months ended September 30, 2007 and 2006

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues and other income:
Oil and gas sales	$651,477	$1,028,999	$2,339,523	$3,178,710
Interest income	327	595	1,291	2,699
Loss on settlement of ARO liability	(361)	—	(361)	—

Total revenues and other income	651,443	1,029,594	2,340,453	3,181,409

Expenses:
Lease operating expense	109,810	114,462	306,101	334,895
Production taxes	50,660	81,942	184,202	245,167
Administrative and general expense	35,383	43,471	136,717	198,555
Depreciation, depletion, and amortization	151,154	347,730	472,998	1,039,040
Cost ceiling write-down	—	3,591,998	—	6,268,874
Asset retirement obligation accretion	3,529	3,418	10,587	10,425

Total expenses	350,536	4,183,021	1,110,605	8,096,956

Net income (loss)	$300,907	$(3,153,427)	$1,229,848	$(4,915,547)

Basic and diluted net income (loss) per limited partner interest (18,000 interests outstanding)	$16.72	$(175.19)	$68.32	$(273.09)

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 03-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2007 and 2006

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,229,848	$(4,915,547)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on settlement of ARO liability	361	—
Depreciation, depletion, and amortization	472,998	1,039,040
Cost ceiling write-down	—	6,268,874
Asset retirement obligation accretion	10,587	10,425
Changes in operating assets and liabilities:
Accounts receivable, affiliate	179,726	741,391
Accounts payable, affiliate	14,070	54,814

Net cash provided by operating activities	1,907,590	3,198,997

Cash flows from investing activities:
Purchase and development of oil and gas properties	(101,754)	(124,537)

Net cash used in investing activities	(101,754)	(124,537)

Cash flows from financing activities:
Cash distributions to partners	(1,805,046)	(3,069,703)

Net cash used in financing activities	(1,805,046)	(3,069,703)

Net increase in cash	790	4,757
Cash, beginning of period	554	1,040

Cash, end of period	$1,344	$5,797

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 03-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2007

(Unaudited)

Partners’ Capital
Balance at December 31, 2006	$6,689,850
Cash distributions	(1,805,046)
Net income	1,229,848

Balance at September 30, 2007	$6,114,652

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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2007 and 2006 all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was no cost ceiling write-down for the nine month period ended September 30, 2007. There was a cost ceiling write-down of $6,268,874 for the nine month period ended September 30, 2006.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2007 and for the year ended December 31, 2006 is as follows:

	2007	2006
Balance, beginning of period	$406,833	$393,088
Accretion expense	10,587	13,745

Balance, end of period	$417,420	$406,833

4.	Related Party Transactions

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $19,154 at September 30, 2007.

During the nine months ended September 30, 2007, the Partnership made cash distributions to the investor partners in the amount of $1,805,046 as compared to $3,069,703 for the nine months ended September 30, 2006. The Partnership expects that cash distributions will continue during 2007 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

Oil and gas revenues.

	Three Months Ended September 30,
	2007	2006
Oil and gas sales	$651,477	$1,028,999
Barrels produced	913	1,615
Mcf produced	103,205	158,009
Average price/bbl	$74.17	$67.71
Average price/mcf	$5.66	$5.82

As shown in the table above, total oil and gas sales decreased $377,522 (37.7%) for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. Of this decrease, $52,072 and $310,565, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 702 bbls of oil and 54,804 mcf of gas for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The decreases in volumes of oil and gas sold were due to normal declines in production, which in some wells was substantial. An additional decrease of $25,319 was related to a decrease in the average price of gas sold. Average gas prices decreased to $5.66 per mcf for the three months ended September 30, 2007 from $5.82 per mcf for the three months ended September 30, 2006. These decreases were partially offset by an increase of $10,434 related to an increase in the average price of oil sold. Average oil prices increased to $74.17 per bbl for the three months ended September 30, 2007 from $67.71 per bbl for the three months ended September 30, 2006.

Interest income. Interest income was $327 during the three months ended September 30, 2007 as compared to $595 during the three month period ended September 30, 2006.

Lease operations and production taxes. Lease operating expense during the period ended September 30, 2007 totaled $109,810 and was comparable to $114,462 for the period ended September 30, 2006. Production taxes during the period ended September 30, 2007 totaled $50,660 as compared to $81,942 for the period ended September 30, 2006. The decrease in production taxes is due to the decrease in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended September 30, 2007 total $151,154 compared to $347,730 for the three month period ended September 30, 2006. The decrease is due to the decline in production volumes.

Cost ceiling write-down. There was no cost ceiling write-down for the three month period ended September 30, 2007. There was a cost ceiling write-down of $3,591,998 for the three month period ended September 30, 2006, which was caused by the lower gas price at September 30, 2006.

Administrative and general expense. Administrative and general expense for the three month period ended September 30, 2007 totaled $35,383 compared to $43,471 for the period ended September 30, 2006. The overall decrease is due to decreased administrative expenses allocable to the partnership and lower general expenses for reporting costs.

Nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Oil and gas revenues.

	Nine months Ended September 30,
	2007	2006
Oil and gas sales	$2,339,523	$3,178,710
Barrels produced	3,165	5,154
Mcf produced	333,816	455,755
Average price/bbl	$62.90	$65.18
Average price/mcf	$6.41	$6.24

As shown in the table above, total oil and gas sales decreased $839,187 (26.4%) for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. Of this decrease, $125,100, and $780,957, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,989 bbls of oil and 121,939 mcf of gas for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The decreases in volumes of oil and gas sold were due to normal declines in production, which in some wells was substantial. An additional decrease of $11,742 was related to a decrease in the average price of oil sold. Average oil prices decreased to $62.90 per bbl for the nine months ended September 30, 2007 from $65.18 per bbl for the nine months ended September 30, 2006. These decreases were partially offset by an increase of $78,612 related to an increase in the average price of gas sold. Average gas prices increased to $6.41 per mcf for the nine months ended September 30, 2007 from $6.24 per mcf for the nine months ended September 30, 2006.

Interest income. Interest income was $1,291 during the nine months ended September 30, 2007 as compared to $2,699 during the nine month period ended September 30, 2006.

Lease operations and production taxes. Lease operating expense during the period ended September 30, 2007 totaled $306,101 and was comparable to $334,895 for the period ended September 30, 2006. Production taxes during the period ended September 30, 2007 totaled $184,202 as compared to $245,167 for the period ended September 30, 2006. The decrease in lease operating expense and production taxes is due to the decline in production volumes.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine month period ended September 30, 2007 total $472,998 compared to $1,039,040 for the nine month period ended September 30, 2006. The decrease is due to the decline in production volumes.

Cost ceiling write-down. There was no cost ceiling write-down for the nine month period ended September 30, 2007. There was a cost ceiling write-down of $6,268,874 for the nine month period ended September 30, 2006, which was caused by the lower gas prices at March 31, 2006, June 30, 2006 and September 30, 2006.

Administrative and general expense. Administrative and general expense for the nine month period ended September 30, 2007 total $136,717 compared to $198,555 for the period ended September 30, 2006. The overall decrease is due to decreased administrative expenses allocable to the partnership, which was partially offset by higher general expenses for reporting costs.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a vast majority of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2007, a 10% change in the price received for natural gas production would have had an approximate $214,000 impact on our revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. There have been no changes in MD’s internal controls for the quarter ended September 30, 2007 or in other factors which have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting.

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

Date: November 14, 2007
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