Form 10-Q
period 2008-06-30
MEWBOURNE ENERGY PARTNERS 03-A LP
filed 2008-08-14
CIK 1170797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

Part I—Financial Information

Item 1.	Financial Statements

CONDENSED BALANCE SHEETS

JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Cash	$4,664	$10,889
Accounts receivable, affiliate	561,656	424,762

Total current assets	566,320	435,651

Oil and gas properties at cost, full-cost method	19,579,542	19,584,592
Less accumulated depreciation, depletion, amortization and impairment	(13,355,881)	(13,124,894)

	6,223,661	6,459,698

Total assets	$6,789,981	$6,895,349

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$141,727	$421,012

Total current liabilities	141,727	421,012

Asset retirement obligation	426,456	420,949
Partners’ capital	6,221,798	6,053,388

Total liabilities and partners’ capital	$6,789,981	$6,895,349

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2008 and 2007 and

the six months ended June 30, 2008 and 2007

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues and other income
Oil and gas sales	$822,661	$846,974	$1,532,041	$1,688,046
Interest income	169	375	301	964

Total revenues and other income	822,830	847,349	1,532,342	1,689,010

Expenses
Lease operating expense	113,044	106,738	243,673	196,291
Production taxes	9,504	66,928	65,055	133,542
Administrative and general expense	52,722	57,984	77,902	101,334
Depreciation, depletion, and amortization	114,402	162,616	230,987	321,844
Asset retirement obligation accretion	3,398	3,529	7,123	7,058

Total expenses	293,070	397,795	624,740	760,069

Net income	$529,760	$449,554	$907,602	$928,941

Basic and diluted net income per limited partner interest (18,000 interests outstanding)	$29.43	$24.98	$50.42	$51.61

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2008 and 2007

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$907,602	$928,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	230,987	321,844
Asset retirement obligation accretion	7,123	7,058
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(136,894)	54,768
Accounts payable, affiliate	(279,285)	78,600

Net cash provided by operating activities	729,533	1,391,211

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	3,434	—
Purchase and development of oil and gas properties	—	(89,471)

Net cash provided by (used in) investing activities	3,434	(89,471)

Cash flows from financing activites:
Cash distributions to partners	(739,192)	(1,292,420)

Net cash used in financing activities	(739,192)	(1,292,420)

Net (decrease) increase in cash	(6,225)	9,320
Cash, beginning of period	10,889	554

Cash, end of period	$4,664	$9,874

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$(1,616)

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2008

(Unaudited)

Partners’ Capital
Balance at December 31, 2007	$6,053,388
Cash distributions	(739,192)
Net income	907,602

Balance at June 30, 2008	$6,221,798

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

2.	Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 03-A, L.P. (the “Registrant” or the “Partnership”), a Delaware limited partnership, is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, and was organized on February 19, 2003. The offering of limited and general partnership interests began May 16, 2003 as a part of an offering registered under the name Mewbourne Energy Partners 02-03 Drilling Program, (the “Program”), and concluded July 9, 2003, with total investor contributions of $18,000,000 originally being sold to 710 subscribers of which $16,107,005 were sold to 644 subscribers as general partner interests and $1,892,995 were sold to 66 subscribers as limited partner interests. During 2005, all general partner equity interests were converted to limited partner equity interests. In accordance with the laws of the State of Delaware, Mewbourne Development Corporation (“MD”), a Delaware Corporation, has been appointed as the Partnership’s managing general partner. MD has no significant equity interest in the Partnership.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2008 and 2007, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2008 and the year ended December 31, 2007 is as follows:

	June 30, 2008	December 31, 2007
Balance, beginning of period	$420,949	$406,833
Liabilities reduced	(1,616)	—
Accretion expense	7,123	14,116

Balance, end of period	$426,456	$420,949

4.	Related Party Transactions

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

In general, during any particular calendar year the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partner.

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

Liquidity and Capital Resources

Mewbourne Energy Partners 03-A, L.P. was formed February 19, 2003. The offering of limited and general partnership interests began May 16, 2003 and concluded July 9, 2003, with total investor contributions of $18,000,000. During 2005, all general partner equity interests were converted to limited partner equity interests.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $424,593 at June 30, 2008.

During the six months ended June 30, 2008, the Partnership made cash distributions to the investor partners in the amount of $739,192 as compared to $1,292,420 for the six months ended June 30, 2007. The Partnership expects that cash distributions will continue during 2008 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Three months ended June 30, 2008 as compared to the three months ended June 30, 2007

Oil and gas revenues	Three Months Ended June 30,
	2008	2007
Oil and gas sales	$822,661	$846,974
Barrels produced	871	1,161
Mcf produced	81,678	112,974
Average price/bbl	$118.24	$60.76
Average price/mcf	$8.81	$6.87

As shown in the table above, total oil and gas sales decreased $24,313 (2.9%) for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

Of this decrease, $34,371 and $275,762, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 290 bbls of oil and 31,296 mcf of gas for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. This decrease in the volumes sold was primarily due to normal declines in production.

These decreases were partially offset by increases of $66,753 and $219,067, respectively, related to increases in the average prices of oil and gas sold. Average oil and gas prices increased to $118.24 per bbl and $8.81 per mcf for the three months ended June 30, 2008 from $60.76 per bbl and $6.87 per mcf for the three months ended June 30, 2007.

Production taxes. Production taxes during the three month period ended June 30, 2008 decreased to $9,504 from $66,928 for the three month period ended June 30, 2007. This decrease was due to production tax credits for high cost gas wells and to the decreased revenue.

Lease operations. Lease operating expense during the three month period ended June 30, 2008 increased to $113,044 from $106,738 for the three month period ended June 30, 2007 due to well repairs and workovers.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended June 30, 2008 decreased to $114,402 from $162,616 for the three month period ended June 30, 2007. This decrease was due to the decline in production volumes.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2008 decreased to $52,722 from $57,984 for the three month period ended June 30, 2007. The overall decrease was due to decreased administrative expenses allocable to the Partnership for the period ended June 30, 2008 and lower general expenses for reporting costs.

Six months ended June 30, 2008 as compared to the six months ended June 30, 2007

Oil and gas revenues	Six Months Ended June 30,
	2008	2007
Oil and gas sales	$1,532,041	$1,688,046
Barrels produced	1,662	2,252
Mcf produced	163,394	230,611
Average price/bbl	$106.84	$58.33
Average price/mcf	$8.29	$6.75

As shown in the table above, total oil and gas sales decreased $156,005 (9.2%) for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

Of this decrease, $63,039 and $557,199, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 590 bbls of oil and 67,217 mcf of gas for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. This decrease in volumes of oil and gas sold was primarily due to normal declines in production.

These decreases were partially offset by increases of $109,246 and $354,987, respectively, related to increases in the average prices of oil and gas sold. Average oil and gas prices increased to $106.84 per bbl and $8.29 per mcf for the six months ended June 30, 2008 from $58.33 per bbl and $6.75 per mcf for the six months ended June 30, 2007.

Production taxes. Production taxes during the six month period ended June 30, 2008 decreased to $65,055 from $133,542 for the six month period ended June 30, 2007. This decrease was due to production tax credits for high cost gas wells and to the decreased revenue.

Lease operations. Lease operating expense during the six month period ended June 30, 2008 increased to $243,673 from $196,291 for the six month period ended June 30, 2007 due to well repairs and workovers.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six month period ended June 30, 2008 decreased to $230,987 from $321,844 for the six month period ended June 30, 2007. This decrease was due to the decline in production volumes.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2008 decreased to $77,902 from $101,334 for the six month period ended June 30, 2007. The overall decrease was due to decreased administrative expenses allocable to the Partnership for the six month period ended June 30, 2008 and lower general expenses for reporting costs.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2008, a 10% change in the price received for natural gas production would have had an approximate $135,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2007 annual report on internal control over financial reporting, and for the quarter ended June 30, 2008, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Date: August 14, 2008
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