Form 10-Q
period 2008-09-30
MEWBOURNE ENERGY PARTNERS 03-A LP
filed 2008-11-14
CIK 1170797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

INDEX

Page No.

Part 1 - Financial Information

Item 1. Financial Statements

Condensed Balance Sheets - September 30, 2008 (Unaudited) and December 31, 2007	3

Condensed Statements of Operations (Unaudited) - For the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007	4

Condensed Statements of Cash Flows (Unaudited) - For the nine months ended September 30, 2008 and 2007	5

Condensed Statement of Changes In Partners’ Capital (Unaudited) - For the nine months ended September 30, 2008	6

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	13

Item 4. Disclosure Controls and Procedures	13

Part II - Other Information

Item 1. Legal Proceedings	14

Item 6. Exhibits and Reports on Form 8-K	14

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

Part I - Financial Information

Item 1.	Financial Statements

CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Cash	$19,404	$10,889
Accounts receivable, affiliate	423,677	424,762

Total current assets	443,081	435,651

Oil and gas properties at cost, full-cost method	19,578,767	19,584,592
Less accumulated depreciation, depletion, amortization and impairment	(13,481,498)	(13,124,894)

	6,097,269	6,459,698

Total assets	$6,540,350	$6,895,349

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$113,869	$421,012

Total current liabilities	113,869	421,012

Asset retirement obligation	418,530	420,949
Partners’ capital	6,007,951	6,053,388

Total liabilities and partners’ capital	$6,540,350	$6,895,349

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2008 and 2007 and

the nine months ended September 30, 2008 and 2007

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues and other income
Oil sales	$69,807	$67,713	$247,390	$199,088
Gas sales	603,001	583,764	1,957,459	2,140,435
Interest income	68	327	370	1,291

Total revenues and other income	672,876	651,804	2,205,219	2,340,814

Expenses
Lease operating expense	86,913	109,810	330,586	306,101
Production taxes	80,408	50,660	145,463	184,202
Administrative and general expense	31,281	35,383	109,183	136,717
Depreciation, depletion, and amortization	125,617	151,154	356,604	472,998
Asset retirement obligation accretion	444	3,890	7,567	10,948

Total expenses	324,663	350,897	949,403	1,110,966

Net income	$348,213	$300,907	$1,255,816	$1,229,848

Basic and diluted net income per limited partner interest (18,000 interests outstanding)	$19.35	$16.72	$69.77	$68.32

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2008 and 2007

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$1,255,816	$1,229,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	356,604	472,998
Asset retirement obligation accretion	7,567	10,948
Changes in operating assets and liabilities:
Accounts receivable, affiliate	1,085	179,726
Accounts payable, affiliate	(307,143)	14,070

Net cash provided by operating activities	1,313,929	1,907,590

Cash flows from investing activities:
Purchase and development of oil and gas properties	(4,161)	(101,754)

Net cash provided used in investing activities	(4,161)	(101,754)

Cash flows from financing activities:
Cash distributions to partners	(1,301,253)	(1,805,046)

Net cash used in financing activities	(1,301,253)	(1,805,046)

Net increase in cash	8,515	790
Cash, beginning of period	10,889	554

Cash, end of period	$19,404	$1,344

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$(9,986)	$—

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2008

(Unaudited)

Partners’ Capital
Balance at December 31, 2007	$6,053,388
Cash distributions	(1,301,253)
Net income	1,255,816

Balance at September 30, 2008	$6,007,951

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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2008 and 2007, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2008 and the year ended December 31, 2007 is as follows:

	September 30, 2008	December 31, 2007
Balance, beginning of period	$420,949	$406,833
Liabilities reduced	(9,986)	—
Accretion expense	7,567	14,116

Balance, end of period	$418,530	$420,949

4.	Related Party Transactions

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $329,212 at September 30, 2008.

During the nine months ended September 30, 2008, the Partnership made cash distributions to the investor partners in the amount of $1,301,253 as compared to $1,805,046 for the nine months ended September 30, 2007. The Partnership expects that cash distributions will continue during 2008 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended September 30, 2008 as compared to the three months ended September 30, 2007:

	Three Months Ended September 30,
	2008	2007
Oil sales	$69,807	$67,713
Barrels produced	600	913
Average price/bbl	$116.35	$74.17
Gas sales	$603,001	$583,764
Mcf produced	76,959	103,205
Average price/mcf	$7.84	$5.66

Oil and gas revenues. As shown in the table above, total oil and gas sales increased $21,331, a 3.3% increase, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

Of this increase, $38,510 and $224,884 were due to increases in the average prices of oil and gas sold, respectively. Average prices rose to $116.35 from $74.17 per bbl and to $7.84 from $5.66 per mcf for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

These increases were partially offset by decreases of $36,416 and $205,647, related to decreases in volumes of oil and gas sold, respectively. Volumes decreased 313 bbls of oil and 26,246 mcf of gas for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. These decreases in volumes of oil and gas sold were due to normal declines in production, which in some wells were substantial.

Production taxes. Production taxes during the three month period ended September 30, 2008 increased to $80,408 from $50,660 for the three month period ended September 30, 2007. This increase was due to an adjustment to production tax on high cost gas wells and due to increased revenue for the three months ended September 30, 2008.

Lease operations. Lease operating expense during the three month period ended September 30, 2008 decreased to $86,913 from $109,810 for the three month period ended September 30, 2007 due to a decrease in well repairs and workovers.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended September 30, 2008 decreased to $125,617 from $151,154 for the three month period ended September 30, 2007. This decrease was due to the decline in production volumes.

Administrative and general expense. Administrative and general expense for the three month period ended September 30, 2008 totaled $31,281 compared to $35,383 for the three month period ended September 30, 2007. The overall decrease is due to decreased administrative expenses allocable to the Partnership and lower general expenses for reporting costs.

Results of Operations

For the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007:

	Nine Months Ended September 30,
	2008	2007
Oil sales	$247,390	$199,088
Barrels produced	2,262	3,165
Average price/bbl	$109.37	$62.90
Gas sales	$1,957,459	$2,140,435
Mcf produced	240,353	333,816
Average price/mcf	$8.14	$6.41

Oil and gas revenues. As shown in the table above, total oil and gas sales decreased $134,674, a 5.8% decrease, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Of this decrease, $98,759 and $761,172, were related to decreases in volumes of oil and gas sold, respectively. Volumes decreased 903 bbls of oil and 93,463 mcf of gas for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. These decreases in volumes of oil and gas sold were due to normal declines in production, which in some wells were substantial.

These decreases were partially offset by increases of $147,061 and $578,196, due to increases in the average prices of oil and gas sold, respectively. Average prices rose to $109.37 from $62.90 per bbl and to $8.14 from $6.41 per mcf for the nine months ended September 30, 2008 as compared to for the nine months ended September 30, 2007.

Production taxes. Production taxes during the nine month period ended September 30, 2008 decreased to $145,463 from $184,202 for the nine month period ended September 30, 2007. This decrease was due to production tax adjustments to high cost gas wells and to the decreased revenue.

Lease operations. Lease operating expense during the nine month period ended September 30, 2008 increased to $330,586 from $306,101 for the nine month period ended September 30, 2007 due to well repairs and workovers.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine month period ended September 30, 2008 decreased to $356,604 from $472,998 for the nine month period ended September 30, 2007. This decrease was due to the decline in production volumes.

Administrative and general expense. Administrative and general expense for the nine month period ended September 30, 2008 decreased to $109,183 from $136,717 for the nine month period ended September 30, 2007. The overall decrease was due to decreased administrative expenses allocable to the Partnership for the nine month period ended September 30, 2008 and lower general expenses for reporting costs.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2008, a 10% change in the price received for natural gas production would have had an approximate $196,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2007 annual report on internal control over financial reporting, and for the quarter ended September 30, 2008, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Date: November 14, 2008

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