Form 10-Q
period 2010-06-30
MEWBOURNE ENERGY PARTNERS 03-A LP
filed 2010-08-16
CIK 1170797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

Commission File No. 333-85994-01

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

Delaware	27-0055431
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3901 South Broadway, Tyler, Texas	75701
(Address of principal executive offices)	(Zip code	)

Registrant’s Telephone Number, including area code:	(903) 561-2900

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

Act).    Yes [  ]    No [X]

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

June 30, 2010 and December 31, 2009

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Cash	$25,299	$1,348
Accounts receivable, affiliate	165,415	180,379
Prepaid state taxes	8,653	6,121

Total current assets	199,367	187,848

Oil and gas properties at cost, full-cost method	19,609,543	19,576,157
Less accumulated depreciation, depletion, amortization and impairment	(17,122,822)	(17,034,414)

	2,486,721	2,541,743

Total assets	$2,686,088	$2,729,591

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$52,361	$48,044

Total current liabilities	52,361	48,044

Asset retirement obligation	444,687	436,964

Partners’ capital	2,189,040	2,244,583

Total liabilities and partners’ capital	$2,686,088	$2,729,591

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2010 and 2009 and

the six months ended June 30, 2010 and 2009

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues and other income:
Oil sales	$53,561	$20,907	$75,928	$50,301
Gas sales	217,882	155,818	471,168	556,572
Interest income	14	39	28	60

Total revenues and other income	271,457	176,764	547,124	606,933

Expenses:
Lease operating expense	89,776	91,488	215,264	194,307
Production taxes	20,445	10,994	40,976	44,895
Administrative and general expense	24,053	40,197	38,056	60,739
Depreciation, depletion, and amortization	47,352	42,150	88,408	186,414
Cost ceiling write-down	-	-	-	3,146,765
Asset retirement obligation accretion	3,859	3,783	7,726	7,568

Total expenses	185,485	188,612	390,430	3,640,688

Net income (loss)	$85,972	$(11,848)	$156,694	$(3,033,755)

Basic and diluted net income (loss) per partner interest (18,000 interests outstanding)	$4.78	$(0.66)	$8.71	$(168.54)

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2010 and 2009

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$156,694	$(3,033,755)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	88,408	186,414
Cost ceiling write-down	-	3,146,765
Asset retirement obligation accretion	7,726	7,568
Changes in operating assets and liabilities:
Accounts receivable, affiliate	14,964	207,966
Prepaid state taxes	(2,532)	6,179
Accounts payable, affiliate	4,317	(10,581)

Net cash provided by operating activities	269,577	510,556

Cash flows from investing activities:
Purchase and development of oil and gas properties	(33,389)	3,691

Net cash provided by (used in) investing activities	(33,389)	3,691

Cash flows from financing activities:
Cash distributions to partners	(212,237)	(547,913)

Net cash used in financing activities	(212,237)	(547,913)

Net increase (decrease) in cash	23,951	(33,666)

Cash, beginning of period	1,348	36,356

Cash, end of period	$25,299	$2,690

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$(3)	$-

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2010

(Unaudited)

Partners’ Capital

Balance at December 31, 2009	$2,244,583

Cash distributions	(212,237)

Net income	156,694

Balance at June 30, 2010	$2,189,040

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

New Accounting Pronouncements

On April 20, 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-14, “Accounting for Extractive Activities - Oil and Gas: Amendments to Paragraph 932-10-S99-1” to make the definitions in Accounting Standards Codification (ASC) 932-10-S99-1 consistent with those in the SEC Final Rule, Modernization of Oil and Gas Accounting”. The Partnership adopted the new standards effective December 31, 2009. This update had no effect on the Partnership’s financial position, results of operations or cash flows.

3.	Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2010 and 2009, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs during the six months ended June 30, 2010. There was a cost ceiling write-down of $3,146,765 at March 31, 2009 but none at June 30, 2009.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2010 and the year ended December 31, 2009 is as follows:

	June 30, 2010	December 31, 2009
Balance, beginning of period	$436,964	$422,080
Liabilities reduced	(3)	-
Accretion expense	7,726	14,884

Balance, end of period	$444,687	$436,964

4.	Related Party Transactions

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $147,006 at June 30, 2010.

During the six months ended June 30, 2010, the Partnership made cash distributions to the investor partners in the amount of $212,237 as compared to $547,913 for the six months ended June 30, 2009. The Partnership expects that cash distributions will continue during 2010 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended June 30, 2010 as compared to the three months ended June 30, 2009:

	Three Months Ended June 30,
	2010	2009
Oil sales	$53,561	$20,907
Barrels produced	716	359
Average price/bbl	$74.81	$58.24

Gas sales	$217,882	$155,818
Mcf produced	53,370	52,017
Average price/mcf	$4.08	$3.00

Oil and gas revenues.  As shown in the above table, total oil and gas sales increased by $94,718, a 53.6% increase, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Of this increase, $5,948 and $56,540 were due to increases in the average prices of oil and gas sold, respectively. Average prices rose to $74.81 from $58.24 per bbl and to $4.08 from $3.00 per mcf for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. In addition, $26,706 and $5,524 were due to increases in the volumes of oil and gas sold by 357 bbls and 1,353 mcf.

Lease operations.  Lease operating expense during the three month period ended June 30, 2010 was $89,776, which was comparable to $91,488 for the three month period ended June 30, 2010.

Production taxes.  Production taxes during the three month period ended June 30, 2010 increased to $20,445 from $10,994 for the three month period ended June 30, 2009 due to higher revenues.

Administrative and general expense.  Administrative and general expense for the three month period ended June 30, 2010 decreased to $24,053 from $40,197 for the three month period ended June 30, 2009. The overall decrease was due to decreased administrative expenses allocable to the Partnership for the three month period ended June 30, 2010 and lower general expenses for reporting costs.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the three month period ended June 30, 2010 increased to $47,352 from $42,150 for the three month period ended June 30, 2009. This was due to an increase in production during the three month period ended June 30, 2010.

Results of Operations

For the six months ended June 30, 2010 as compared to the six months ended June 30, 2009:

	Six Ended June 30,
	2010	2009
Oil sales	$75,928	$50,301
Barrels produced	1,013	1,146
Average price/bbl	$74.95	$43.89

Gas sales	$471,168	$556,572
Mcf produced	100,962	116,452
Average price/mcf	$4.67	$4.78

Oil and gas revenues.  As shown in the above table, total oil and gas sales decreased by $59,777, a 9.9% decline, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Of this decrease, $9,969 and $72,289 were due to decreases in the volumes of oil and gas sold, respectively, by 133 bbls and 15,490 mcf. Those decreases were due to normal declines in production. Also included in this decrease was $13,115 due to a decline in the average price of gas sold to $4.67 from $4.78 for the six months ended June 30, 2009.

Those decreases were partially offset by a $35,596 from the increase in the average price of oil sold to $74.95 from $43.89 for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009

Lease operations.  Lease operating expense during the six month period ended June 30, 2010 increased to $215,264 from $194,307 due to more well repairs and workovers during the six month period ended June 30, 2010 as compared to the six months ended June 30, 2009.

Production taxes.  Production taxes during the six month period ended June 30, 2010 decreased to $40,976 from $44,895 for the six month period ended June 30, 2009 due to lower revenue.

Administrative and general expense.  Administrative and general expense for the six month period ended June 30, 2010 decreased to $38,056 from $60,739 for the six month period ended June 30, 2009. The overall decrease was due to decreased administrative expenses allocable to the Partnership for the six month period ended June 30, 2010 and lower general expenses for reporting costs.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the six month period ended June 30, 2010 decreased to $88,408 from $186,414 for the six month period ended June 30, 2009 due to a lower amortizable base at June 30, 2010. The reduced amortizable base was due to the March 31, 2009 cost ceiling write-down.

Cost ceiling write-down.  There were no cost ceiling write-downs during the six months ended June 30, 2010. There was a cost ceiling write-down of $3,146,765 at March 31, 2009 but none at June 30, 2009. The write-down was the result of lower oil and gas prices on that date.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2010, a 10% change in the price received for natural gas production would have had an approximate $47,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.   Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2009 annual report on internal control over financial reporting, and for the quarter ended June 30, 2010, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Date: August 16, 2010

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