Form 10-Q
period 2010-09-30
MEWBOURNE ENERGY PARTNERS 03-A LP
filed 2010-11-15
CIK 1170797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Act).    Yes [  ]    No [X]

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets - September 30, 2010 (Unaudited) and December 31, 2009	3

Condensed Statements of Operations (Unaudited) - For the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009	4

Condensed Statements of Cash Flows (Unaudited) - For the nine months ended September 30, 2010 and 2009	5

Condensed Statement of Changes In Partners’ Capital (Unaudited) - For the nine months ended September 30, 2010	6

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

September 30, 2010 and December 31, 2009

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Cash	$18,133	$1,348
Accounts receivable, affiliate	145,073	180,379
Prepaid state taxes	9,145	6,121

Total current assets	172,351	187,848

Oil and gas properties at cost, full-cost method	19,604,166	19,576,157
Less accumulated depreciation, depletion, amortization and impairment	(17,167,783)	(17,034,414)

	2,436,383	2,541,743

Total assets	$2,608,734	$2,729,591

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$43,180	$48,044

Total current liabilities	43,180	48,044

Asset retirement obligation	442,544	436,964

Partners’ capital	2,123,010	2,244,583

Total liabilities and partners’ capital	$2,608,734	$2,729,591

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2010 and 2009 and

the nine months ended September 30, 2010 and 2009

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues and other income:
Oil sales	$26,146	$43,064	$102,074	$93,365
Gas sales	208,922	196,576	680,090	753,148
Interest income	-	4	28	64

Total revenues and other income	235,068	239,644	782,192	846,577

Expenses:
Lease operating expense	79,854	95,404	295,118	289,711
Production taxes	17,060	17,445	58,036	62,340
Administrative and general expense	15,649	(179)	53,705	60,560
Depreciation, depletion, and amortization	44,961	55,709	133,369	242,123
Cost ceiling write-down	-	-	-	3,146,765
Asset retirement obligation accretion	3,540	3,692	11,266	11,260

Total expenses	161,064	172,071	551,494	3,812,759

Net income (loss)	$74,004	$67,573	$230,698	$(2,966,182)

Basic and diluted net income (loss) per partner interest (18,000 interests outstanding)	$4.11	$3.75	$12.82	$(164.79)

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2010 and 2009

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$230,698	$(2,966,182)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	133,369	242,123
Cost ceiling write-down	-	3,146,765
Asset retirement obligation accretion	11,266	11,260
Changes in operating assets and liabilities:
Accounts receivable, affiliate	35,306	196,936
Prepaid state taxes	(3,024)	6,179
Accounts payable, affiliate	(4,864)	(3,313)

Net cash provided by operating activities	402,751	633,768

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	-	3,662
Purchase and development of oil and gas properties	(33,695)	-

Net cash provided by (used in) investing activities	(33,695)	3,662

Cash flows from financing activities:
Cash distributions to partners	(352,271)	(670,088)

Net cash used in financing activities	(352,271)	(670,088)

Net increase (decrease) in cash	16,785	(32,658)

Cash, beginning of period	1,348	36,356

Cash, end of period	$18,133	$3,698

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$(5,686)	$-

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2010

(Unaudited)

Partners’ Capital

Balance at December 31, 2009	$2,244,583

Cash distributions	(352,271)

Net income	230,698

Balance at September 30, 2010	$2,123,010

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

3.	Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2010 and 2009, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs during the nine months ended September 30, 2010. There was a cost ceiling write-down of $3,146,765 at March 31, 2009 but none at June 30, 2009 nor at September 30, 2009.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2010 and the year ended December 31, 2009 is as follows:

	September 30, 2010	December 31, 2009
Balance, beginning of period	$436,964	$422,080
Liabilities reduced	(5,686)	-
Accretion expense	11,266	14,884

Balance, end of period	$442,544	$436,964

5.	Related Party Transactions

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $129,171 at September 30, 2010.

During the nine months ended September 30, 2010, the Partnership made cash distributions to the investor partners in the amount of $352,271 as compared to $670,088 for the nine months ended September 30, 2009. The Partnership expects that cash distributions will continue during 2010 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended September 30, 2010 as compared to the three months ended September 30, 2009:

	Three Months Ended September 30,
	2010	2009
Oil sales	$26,146	$43,064
Barrels produced	368	659
Average price/bbl	$71.05	$65.35

Gas sales	$208,922	$196,576
Mcf produced	53,406	66,168
Average price/mcf	$3.91	$2.97

Oil and gas revenues.  As shown in the above table, total oil and gas sales decreased by $4,572, a 1.9% decrease, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Of this decrease, $20,675 and $49,924 were due to decreases in the volumes of oil and gas sold, respectively. The volumes sold decreased by 291 bbls of oil and 12,762 mcf of gas for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. These decreases were due to normal declines in production.

Those decreases were partially offset by increases in revenue of $3,757 and $62,270 due to increases in the average prices of oil and gas sold, respectively. Average prices rose to $71.05 from $65.35 per bbl and to $3.91 from $2.97 per mcf for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Lease operations.  Lease operating expense during the three month period ended September 30, 2010 decreased to $79,854 from $95,404 due to fewer well repairs and workovers in the three month period ended September 30, 2010.

Production taxes.  Production taxes during the three month period ended September 30, 2010 decreased to $17,060 from $17,445 for the three month period ended September 30, 2009 due to lower revenue.

Administrative and general expense.  Administrative and general expense for the three month period ended September 30, 2010 was $15,649, an increase from a credit of $179 for the three month period ended September 30, 2009. The credit at that date was due to decreased administrative expenses allocable to the Partnership and lower general expenses and credits for reporting costs.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the three month period ended September 30, 2010 decreased to $44,961 from $55,709 for the three month period ended September 30, 2009 due to the decreased production volumes for the three month period ended September 30, 2010.

Results of Operations

For the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009:

	Nine Months Ended September 30,
	2010	2009
Oil sales	$102,074	$93,365
Barrels produced	1,381	1,805
Average price/bbl	$73.91	$51.73

Gas sales	$680,090	$753,148
Mcf produced	154,368	182,620
Average price/mcf	$4.41	$4.12

Oil and gas revenues.  As shown in the above table, total oil and gas sales decreased by $64,349, a 7.6% decline, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Of this decrease, $31,339 and $124,468 were due to decreases in the volumes of oil and gas sold, respectively. The volumes sold decreased by 424 bbls of oil and 28,252 mcf of gas for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. These decreases were due to normal declines in production.

Those decreases were partially offset by increases in revenue of $40,048 and $51,410 due to increases in the average prices of oil and gas sold, respectively. Average prices rose to $73.91 from $51.73 per bbl and to $4.41 from $4.12 per mcf for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Lease operations.  Lease operating expense during the nine month period ended September 30, 2010 increased to $295,118 from $289,711 due to more well repairs and workovers during the nine month period ended September 30, 2010.

Production taxes.  Production taxes during the nine month period ended September 30, 2010 decreased to $58,036 from $62,340 for the nine month period ended September 30, 2009 due to lower revenue.

Administrative and general expense.  Administrative and general expense for the nine month period ended September 30, 2010 decreased to $53,705 from $60,560 for the nine month period ended September 30, 2009. The overall decrease was due to decreased administrative expenses allocable to the Partnership for the nine month period ended September 30, 2010.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the nine month period ended September 30, 2010 decreased to $133,369 from $242,123 for the nine month period ended September 30, 2009 due to a lower amortizable base at September 30, 2010. The reduced amortizable base was due to the March 31, 2009 cost ceiling write-down.

Cost ceiling write-down.  There were no cost ceiling write-downs during the nine months ended September 30, 2010. There was a cost ceiling write-down of $3,146,765 at March 31, 2009 but none at June 30, 2009 nor at September 30, 2009. The write-down was the result of lower oil and gas prices on that date.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2010, a 10% change in the price received for natural gas production would have had an approximate $68,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.   Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2009 annual report on internal control over financial reporting, and for the quarter ended September 30, 2010, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Date: November 15, 2010

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