Form 10-Q
period 2011-03-31
MEWBOURNE ENERGY PARTNERS 03-A LP
filed 2011-05-16
CIK 1170797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Act).    Yes [  ]    No [X]

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

March 31, 2011 and December 31, 2010

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS

Cash	$2,219	$1,471
Accounts receivable, affiliate	125,020	155,885
Prepaid state taxes	1,966	1,475

Total current assets	129,205	158,831

Oil and gas properties at cost, full-cost method	19,610,460	19,611,677
Less accumulated depreciation, depletion and amortization	(17,246,305)	(17,212,536)

	2,364,155	2,399,141

Total assets	$2,493,360	$2,557,972

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$40,136	$44,711

Total current liabilities	40,136	44,711

Asset retirement obligation	450,274	446,286

Partners’ capital	2,002,950	2,066,975

Total liabilities and partners’ capital	$2,493,360	$2,557,972

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2011 and 2010

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues and other income:
Oil sales	$44,904	$22,367
Gas sales	174,326	253,286
Interest income	1,645	14

Total revenues and other income	220,875	275,667

Expenses:
Lease operating expense	91,633	125,488
Production taxes	16,023	20,531
Administrative and general expense	9,487	14,003
Depreciation, depletion, and amortization	33,769	41,056
Asset retirement obligation accretion	3,988	3,867

Total expenses	154,900	204,945

Net income	$65,975	$70,722

Basic and diluted net income per partner interest (18,000 interests outstanding)	$3.67	$3.93

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2011 and 2010

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$65,975	$70,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	33,769	41,056
Asset retirement obligation accretion	3,988	3,867
Changes in operating assets and liabilities:
Accounts receivable, affiliate	30,865	8,301
Prepaid state taxes	(491)	(2,040)
Accounts payable, affiliate	(4,575)	13,148

Net cash provided by operating activities	129,531	135,054

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	1,217	-
Purchase and development of oil and gas properties	-	(31,938)

Net cash provided by (used in) investing activities	1,217	(31,938)

Cash flows from financing activities:
Cash distributions to partners	(130,000)	(95,000)

Net cash used in financing activities	(130,000)	(95,000)

Net increase in cash	748	8,116

Cash, beginning of period	1,471	1,348

Cash, end of period	$2,219	$9,464

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2011

(Unaudited)

Partners’ Capital

Balance at December 31, 2010	$2,066,975

Cash distributions	(130,000)

Net income	65,975

Balance at March 31, 2011	$2,002,950

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

2.	Summary of Significant Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2010, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

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

3.	Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2011 and 2010, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was no cost ceiling write-down at March 31, 2011.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2011 and the year ended December 31, 2010 is as follows:

	March 31, 2011	December 31, 2010
Balance, beginning of period	$446,286	$436,964
Liabilities reduced due to revisions	-	(5,686)
Accretion expense	3,988	15,008

Balance, end of period	$450,274	$446,286

5.	Related Party Transactions

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

The Partnership participates in oil and gas activities through the Program. The Partnership and MD are the parties to the Program, and the costs and revenues are allocated between them as follows:

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $89,069 at March 31, 2011.

During the three months ended March 31, 2011, the Partnership made cash distributions to the investor partners in the amount of $130,000 as compared to $95,000 for the three months ended March 31, 2010. The Partnership expects that cash distributions will continue during 2011 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended March 31, 2011 as compared to the three months ended March 31, 2010:

	Three Months Ended March 31,
	2011	2010
Oil sales	$44,904	$22,367
Barrels produced	524	297
Average price/bbl	$85.69	$75.31

Gas sales	$174,326	$253,286
Mcf produced	39,444	47,592
Average price/mcf	$4.42	$5.32

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $56,423, a 20.5% decline, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Of this decrease, $42,949 was due to a decrease in the average price of gas sold. The average price fell to $4.42 from $5.32 per mcf for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Also, $36,011 was due to a decrease in the volume of gas sold by 8,148 mcf. The decrease in volume of gas sold was primarily due to normal declines in production.

Those decreases were partially offset by an increase in revenue of $3,084 due to an increase in the average price of oil sold to $85.69 from $75.31 per bbl for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Also, $19,453 was due to an increase in the volume of oil sold by 227 bbls.

Lease operations. Lease operating expense during the three month period ended March 31, 2011 decreased to $91,633 from $125,488 due to fewer well repairs and workovers in the three month period ended March 31, 2011.

Production taxes. Production taxes during the three month period ended March 31, 2011 decreased to $16,023 from $20,531 for the three month period ended March 31, 2010 due to lower oil and gas revenue.

Administrative and general expense. Administrative and general expense decreased to $9,487 for the three month period ended March 31, 2011 from $14,003 for the three month period ended March 31, 2010 due to decreased administrative expenses allocable to the Partnership and lower general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended March 31, 2011 decreased to $33,769 from $41,056 for the three month period ended March 31, 2010 due to the decreased production volumes for the three month period ended March 31, 2011.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the three months ended March 31, 2011, a 10% change in the price received for natural gas production would have had an approximate $17,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.   Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2010 annual report on internal control over financial reporting, and for the quarter ended March 31, 2011, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Date: May 16, 2011

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