Form 10-Q
period 2012-06-30
MEWBOURNE ENERGY PARTNERS 03-A LP
filed 2012-08-14
CIK 1170797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________________ to ___________________

Commission File No. 333-85994-01

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

Delaware	27-0055431
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3901 South Broadway, Tyler, Texas	75701
(Address of principal executive offices)	(Zip code)

Registrant's Telephone Number, including area code:	(903) 561-2900

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
Yes ☒ No☐

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
Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
Do not check if smaller reporting company

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
June 30, 2012 (Unaudited) and December 31, 2011	3

Condensed Statements of Operations (Unaudited) -
For the three months ended June 30, 2012 and 2011
and the six months months ended June 30, 2012 and 2011	4

Condensed Statements of Cash Flows (Unaudited) -
For the six months ended June 30, 2012 and 2011	5

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the six months ended June 30, 2012	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

Part I - Financial Information

Item 1. Financial Statements
CONDENSED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Cash	$652	$5,098
Accounts receivable, affiliate	99,033	129,069
Prepaid state taxes	492	1,638
Total current assets	100,177	135,805

Oil and gas properties at cost, full-cost method	19,612,482	19,610,002
Less accumulated depreciation, depletion,
amortization and impairment	(17,449,277)	(17,365,986)
	2,163,205	2,244,016

Total assets	$2,263,382	$2,379,821

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$94,740	$38,840
Total current liabilities	94,740	38,840

Asset retirement obligation	472,124	461,636

Partners' capital	1,696,518	1,879,345

Total liabilities and partners' capital	$2,263,382	$2,379,821

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues and other income:
Oil sales	$51,649	$71,895	$86,010	$116,799
Gas sales	95,500	216,720	213,692	391,046
Interest income	-	-	-	1,645
Total revenues and other income	147,149	288,615	299,702	509,490

Expenses:
Lease operating expense	117,824	83,600	222,290	175,233
Production taxes	10,371	20,038	21,270	36,061
Administrative and general expense	18,807	21,457	28,416	30,944
Depreciation, depletion, and amortization	44,201	43,416	83,291	77,185
Asset retirement obligation accretion	4,117	3,978	8,234	7,966
Total expenses	195,320	172,489	363,501	327,389

Net income (loss)	$(48,171)	$116,126	$(63,799)	$182,101

Basic and diluted net income (loss) per
partner interest
(18,000 interests outstanding)	$(2.68)	$6.45	$(3.54)	$10.12

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the
	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(63,799)	$182,101
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation, depletion, and amortization	83,291	77,185
Asset retirement obligation accretion	8,234	7,966
Changes in operating assets and liabilities:
Accounts receivable, affiliate	30,036	(16,053)
Prepaid state taxes	1,146	(983)
Accounts payable, affiliate	55,900	6,657
Net cash provided by operating activities	114,808	256,873

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	-	1,240
Purchase and development of oil and gas properties	(226)	-
Net cash provided by (used in) investing activities	(226)	1,240

Cash flows from financing activities:
Cash distributions to partners	(119,028)	(259,523)
Net cash used in financing activities	(119,028)	(259,523)

Net decrease in cash	(4,446)	(1,410)
Cash, beginning of period	5,098	1,471

Cash, end of period	$652	$61

Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to
asset retirement obligation liabilities	$2,254	$-

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the six months ended June 30, 2012
(Unaudited)

Partners' Capital

Balance at December 31, 2011	$1,879,345

Cash distributions	(119,028)

Net income (loss)	(63,799)

Balance at June 30, 2012	$1,696,518

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

3.           Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities.  Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized.  Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties.  At June 30, 2012 and 2011, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool.  Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves.  Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs for the six months ended June 30, 2012 or 2011.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2012 and the year ended December 31, 2011 is as follows:
	June 30,	December 31,
	2012	2011
Balance, beginning of period	$461,636	$446,286
Liabilities incurred	2,254	-
Liabilities reduced due to revisions	-	(437)
Accretion expense	8,234	15,787
Balance, end of period	$472,124	$461,636

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities.  No bank borrowing is anticipated.  The Partnership had net working capital of $5,437 at June 30, 2012.

During the six months ended June 30, 2012, the Partnership made cash distributions to the investor partners in the amount of $119,028 as compared to $259,523 for the six months ended June 30, 2011.  The Partnership expects that cash distributions will continue during 2012 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended June 30, 2012 as compared to the three months ended June 30, 2011:

	Three Months Ended June 30,
	2012	2011
Oil sales	$51,649	$71,895
Barrels produced	592	704
Average price/bbl	$87.24	$102.12

Gas sales	$95,500	$216,720
Mcf produced	42,430	50,170
Average price/mcf	$2.25	$4.32

Oil and gas revenues.  As shown in the above table, total oil and gas sales decreased by $141,466, a 49.0% decline, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Of this decline, $10,475 and $103,799 were due to decreases in the average prices of oil and gas sold, respectively. The average price fell to $87.24 from $102.12 per barrel (bbl) and to $2.25 from $4.32 per thousand cubic feet (mcf) for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Also contributing to the decline in sales were $9,771 and $17,421 due to decreases in the volumes of oil and gas sold by 112 bbls and 7,740 mcf, respectively. The decreases in volumes sold were primarily due to normal declines in production.

Lease operations.  Lease operating expense during the three month period ended June 30, 2012 increased to $117,824 from $83,600 for the three month period ended June 30, 2011 due to more well repairs and workovers.

Production taxes.  Production taxes during the three month period ended June 30, 2012 decreased to $10,371 from $20,038 for the three month period ended June 30, 2011 due to lower overall oil and gas revenue.

Administrative and general expenses. Administrative and general expenses fell to $18,807 for the three months ended June 30, 2012 from $21,457 for the three months ended June 30, 2011 due to decreased administrative expenses allocable to the Partnership.

Results of Operations

For the six months ended June 30, 2012 as compared to the six months ended June 30, 2011:

	Six Months Months Ended June 30,
	2012	2011
Oil sales	$86,010	$116,799
Barrels produced	940	1,228
Average price/bbl	$91.50	$95.11

Gas sales	$213,692	$391,046
Mcf produced	86,522	89,614
Average price/mcf	$2.47	$4.36

Oil and gas revenues.  As shown in the above table, total oil and gas sales decreased by $208,143, a 41.0% decline, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Of this decline, $4,437 and $169,717 were due to decreases in the average prices of oil and gas sold, respectively. The average price fell to $91.50 from $95.11 per barrel (bbl) and to $2.47 from $4.36 per thousand cubic feet (mcf) for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Also contributing to the decline in sales were $26,352 and $7,637 due to decreases in the volumes of oil and gas sold by 288 bbls and 3,092 mcf, respectively. The decreases in volumes sold were primarily due to normal declines in production.

Lease operations.  Lease operating expense during the six month period ended June 30, 2012 increased to $222,290 from $175,233 for the six month period ended June 30, 2011 due to more well repairs and workovers.

Production taxes.  Production taxes during the six month period ended June 30, 2012 decreased to $21,270 from $36,061 for the six month period ended June 30, 2011 due to lower overall oil and gas revenue.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the six month period ended June 30, 2012 increased to $83,291 from $77,185 for the six month period ended June 30, 2011 due to an increase in the depreciation, depletion and amortization rate in 2012. This rate increase resulted from a decline in the reserves in 2012 due to lower prices.

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

2.    Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2012, a 10% change in the price received for oil and gas production would have had an approximate $30,000 impact on revenue.

3.    Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.           Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management.  Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2011 annual report on internal control over financial reporting, and for the quarter ended June 30, 2012, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II –        Other Information

Item 1.           Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits filed herewith

		31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

		31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

		32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

		32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

	(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 03-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: August 14, 2012	By:	/s/Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.