Form 10-Q
period 2012-09-30
MEWBOURNE ENERGY PARTNERS 03-A LP
filed 2012-11-14
CIK 1170797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
September 30, 2012 (Unaudited) and December 31, 2011	3

Condensed Statements of Operations (Unaudited) -
For the three months ended September 30, 2012 and 2011
and the nine months months ended September 30, 2012 and 2011	4

Condensed Statements of Cash Flows (Unaudited) -
For the nine months ended September 30, 2012 and 2011	5

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the nine months ended September 30, 2012	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

Part I - Financial Information

Item 1. Financial Statements
CONDENSED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Cash	$2,108	$5,098
Accounts receivable, affiliate	114,491	129,069
Prepaid state taxes	984	1,638
Total current assets	117,583	135,805

Oil and gas properties at cost, full-cost method	19,613,270	19,610,002
Less accumulated depreciation, depletion,
amortization and impairment	(17,497,764)	(17,365,986)
	2,115,506	2,244,016

Total assets	$2,233,089	$2,379,821

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$78,093	$38,840
Total current liabilities	78,093	38,840

Asset retirement obligation	476,242	461,636

Partners' capital	1,678,754	1,879,345

Total liabilities and partners' capital	$2,233,089	$2,379,821

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues and other income:
Oil sales	$46,706	$25,582	$132,716	$142,381
Gas sales	117,480	184,437	331,172	575,483
Interest income	—	—	—	1,645
Total revenues and other income	164,186	210,019	463,888	719,509

Expenses:
Lease operating expense	86,215	77,157	308,505	252,390
Production taxes	11,362	15,522	32,632	51,583
Administrative and general expense	11,768	15,216	40,184	46,160
Depreciation, depletion, and amortization	48,487	35,988	131,778	113,173
Asset retirement obligation accretion	4,118	3,883	12,352	11,849
Total expenses	161,950	147,766	525,451	475,155

Net income (loss)	$2,236	$62,253	$(61,563)	$244,354

Basic and diluted net income (loss) per
partner interest
(18,000 interests outstanding)	$0.12	$3.46	$(3.42)	$13.58

The accompanying notes are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the
	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(61,563)	$244,354
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation, depletion, and amortization	131,778	113,173
Asset retirement obligation accretion	12,352	11,849
Changes in operating assets and liabilities:
Accounts receivable, affiliate	14,578	17,148
Prepaid state taxes	654	(1,552)
Accounts payable, affiliate	39,253	(4,861)
Net cash provided by operating activities	137,052	380,111

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	—	1,238
Purchase and development of oil and gas properties	(1,014)	—
Net cash provided by (used in) investing activities	(1,014)	1,238

Cash flows from financing activities:
Cash distributions to partners	(139,028)	(369,524)
Net cash used in financing activities	(139,028)	(369,524)

Net increase (decrease) in cash	(2,990)	11,825
Cash, beginning of period	5,098	1,471

Cash, end of period	$2,108	$13,296

Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to
asset retirement obligation liabilities	$2,254	$(437)

The accompanying notes are an integral part of the financial statements.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the nine months ended September 30, 2012
(Unaudited)

Partners' Capital

Balance at December 31, 2011	$1,879,345

Cash distributions	(139,028)

Net loss	(61,563)

Balance at September 30, 2012	$1,678,754

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

3.           Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities.  Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized.  Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties.  At September 30, 2012 and 2011, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool.  Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves.  Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs for the nine months ended September 30, 2012 or 2011.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2012 and the year ended December 31, 2011 is as follows:

	September 30,	December 31,
	2012	2011
Balance, beginning of period	$461,636	$446,286
Liabilities incurred	2,254	—
Liabilities reduced due to revisions	—	(437)
Accretion expense	12,352	15,787
Balance, end of period	$476,242	$461,636

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities.  No bank borrowing is anticipated.  The Partnership had net working capital of $39,490 at September 30, 2012.

During the nine months ended September 30, 2012, the Partnership made cash distributions to the investor partners in the amount of $139,028 as compared to $369,524 for the nine months ended September 30, 2011.  The Partnership expects that cash distributions will continue during 2012 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended September 30, 2012 as compared to the three months ended September 30, 2011:

	Three Months Ended September 30,
	2012	2011
Oil sales	$46,706	$25,582
Barrels produced	534	311
Average price/bbl	$87.46	$82.26

Gas sales	$117,480	$184,437
Mcf produced	43,852	42,551
Average price/mcf	$2.68	$4.33

Oil and gas revenues.  As shown in the above table, total oil and gas sales decreased by $45,833, a 21.8% decline, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Of this decline, $70,442 was due to a decrease in the average price of gas sold. The average price fell to $2.68 from $4.33 per thousand cubic feet (mcf) for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

This decrease was partially offset by $1,619 due to a rise in the average price of oil sold. The average price rose to $87.46 from $82.26 per barrel (bbl) for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Also partially offsetting the overall decreased revenue were $19,505 and $3,485 due to increases in the volumes of oil and gas sold, respectively. The volumes sold increased by 223 bbls and 1,301 mcf for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The increase in volume was primarily due to a farmout in a well which paid out in 2012. Now that this well has been paid out, the Partnership will have an increased interest in the production and revenue of the well in the future.

Lease operations.  Lease operating expense during the three month period ended September 30, 2012 increased to $86,215 from $77,157 for the three month period ended September 30, 2011 due to more well repairs and workovers.

Production taxes.  Production taxes during the three month period ended September 30, 2012 decreased to $11,362 from $15,522 for the three month period ended September 30, 2011 due to lower gas revenue.

Administrative and general expenses. Administrative and general expenses fell to $11,768 for the three months ended September 30, 2012 from $15,216 for the three months ended September 30, 2011 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the three month period ended September 30, 2012 increased to $48,487 from $35,988 for the three month period ended September 30, 2011 due to the increased production volumes for the three month period ended September 30, 2012.

Results of Operations

For the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011:

	Nine Months Ended September 30,
	2012	2011
Oil sales	$132,716	$142,381
Barrels produced	1,474	1,539
Average price/bbl	$90.04	$92.52

Gas sales	$331,172	$575,483
Mcf produced	130,374	132,165
Average price/mcf	$2.54	$4.35

Oil and gas revenues.  As shown in the above table, total oil and gas sales decreased by $253,976, a 35.4% decline, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Of this decline, $3,813 and $239,762 were due to decreases in the average prices of oil and gas sold, respectively. The average price fell to $90.04 from $92.52 per barrel (bbl) and to $2.54 from $4.35 per thousand cubic feet (mcf) for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Also contributing to the decline in sales were $5,852 and $4,549 due to decreases in the volumes of oil and gas sold by 65 bbls and 1,791 mcf, respectively. The decreases in volumes sold were primarily due to normal declines in production

Lease operations.  Lease operating expense during the nine month period ended September 30, 2012 increased to $308,505 from $252,390 for the nine month period ended September 30, 2011 due to more well repairs and workovers.

Production taxes.  Production taxes during the nine month period ended September 30, 2012 decreased to $32,632 from $51,583 for the nine month period ended September 30, 2011 due to lower overall oil and gas revenue.

Administrative and general expenses. Administrative and general expenses fell to $40,184 for the nine months ended September 30, 2012 from $46,160 for the nine months ended September 30, 2011 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the nine month period ended September 30, 2012 increased to $131,778 from $113,173 for the nine month period ended September 30, 2011 due to an increase in the depreciation, depletion and amortization rate in 2012. This rate increase resulted from a decline in the reserves in 2012 due to lower prices.

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

2.    Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2012, a 10% change in the price received for oil and gas production would have had an approximate $46,000 impact on revenue.

3.    Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.           Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management.  Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2011 annual report on internal control over financial reporting, and for the quarter ended September 30, 2012, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

31.1           Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2           Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1           Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2           Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)           Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 03-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: November 14, 2012	By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.