Form 10-Q
period 2013-03-31
MEWBOURNE ENERGY PARTNERS 03-A LP
filed 2013-05-15
CIK 1170797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
March 31, 2013 (Unaudited) and December 31, 2012	3

Condensed Statements of Operations (Unaudited) -
For the three months ended March 31, 2013 and 2012	4

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the three months ended March 31, 2013	5

Condensed Statements of Cash Flows (Unaudited) -
For the three months ended March 31, 2013 and 2012	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	11

Item 4. Disclosure Controls and Procedures	11

Part II - Other Information

Item 1. Legal Proceedings	12

Item 6. Exhibits and Reports on Form 8-K	12

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

Part I - Financial Information

Item 1. Financial Statements
CONDENSED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

Cash	$2,707	$539
Accounts receivable, affiliate	91,720	119,635
Prepaid state taxes	1,966	1,475
Total current assets	96,393	121,649

Oil and gas properties at cost, full-cost method	19,620,287	19,618,357
Less accumulated depreciation, depletion,
amortization and impairment	(17,570,564)	(17,536,518)
	2,049,723	2,081,839

Total assets	$2,146,116	$2,203,488

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$53,969	$66,062
Total current liabilities	53,969	66,062

Asset retirement obligation	484,762	480,360

Partners' capital	1,607,385	1,657,066

Total liabilities and partners' capital	$2,146,116	$2,203,488

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the
	Three Months Ended
	March 31,
	2013	2012
Revenues:
Oil sales	$30,842	$34,361
Gas sales	117,456	118,192
Total revenues	148,298	152,553

Expenses:
Lease operating expense	88,237	104,466
Production taxes	10,533	10,899
Administrative and general expense	12,170	9,609
Depreciation, depletion, and amortization	34,046	39,090
Asset retirement obligation accretion	4,402	4,117
Total expenses	149,388	168,181

Net loss	$(1,090)	$(15,628)

Basic and diluted net loss per
partner interest
(18,000 interests outstanding)	$(0.06)	$(0.87)

The accompanying notes are an integral part of the financial statements.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the three months ended March 31, 2013
(Unaudited)

Partners' Capital

Balance at December 31, 2012	$1,657,066

Cash distributions	(48,591)

Net loss	(1,090)

Balance at March 31, 2013	$1,607,385

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,090)	$(15,628)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation, depletion, and amortization	34,046	39,090
Asset retirement obligation accretion	4,402	4,117
Changes in operating assets and liabilities:
Accounts receivable, affiliate	27,915	32,170
Prepaid state taxes	(491)	(11,095)
Accounts payable, affiliate	(12,093)	24,369
Net cash provided by operating activities	52,689	73,023

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	—	73
Purchase and development of oil and gas properties	(1,930)	—
Net cash provided by (used in) investing activities	(1,930)	73

Cash flows from financing activities:
Cash distributions to partners	(48,591)	(76,295)
Net cash used in financing activities	(48,591)	(76,295)

Net increase (decrease) in cash	2,168	(3,199)
Cash, beginning of period	539	5,098

Cash, end of period	$2,707	$1,899

Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to
asset retirement obligation liabilities	$—	$2,254

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

2.           Summary of Significant Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2012, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements.  These policies are also followed in preparing the quarterly report included herein.

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

3.           Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities.  Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized.  Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties.  At March 31, 2013 and 2012, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool.  Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves.  Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs for the three months ended March 31, 2013 or 2012.

4.           Asset Retirement Obligations

The Partnership has recognized an estimated asset retirement obligation liability (ARO) for future plugging and abandonment costs. A liability for the estimated fair value of the future plugging and abandonment costs is recorded with a corresponding increase in the full cost pool at the time a new well is drilled.  Depreciation expense associated with estimated plugging and abandonment costs is recognized in accordance with the full cost methodology.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2013 and the year ended December 31, 2012 is as follows:

	March 31,	December 31,
	2013	2012
Balance, beginning of period	$480,360	$461,636
Liabilities incurred	—	2,254
Accretion expense	4,402	16,470
Balance, end of period	$484,762	$480,360

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities.  No bank borrowing is anticipated.  The Partnership had net working capital of $42,424 at March 31, 2013.

During the three months ended March 31, 2013, the Partnership made cash distributions to the investor partners in the amount of $48,591 as compared to $76,295 for the three months ended March 31, 2012.  The Partnership expects that cash distributions will continue during 2013 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended March 31, 2013 as compared to the three months ended March 31, 2012:

	Three Months Ended March 31,
	2013	2012
Oil sales	$30,842	$34,361
Barrels produced	382	348
Average price/bbl	$80.74	$98.74

Gas sales	$117,456	$118,192
Mcf produced	34,935	44,092
Average price/mcf	$3.36	$2.68

Oil and gas revenues.  As shown in the above table, total oil and gas sales decreased by $4,255, a 2.8% decline, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Of this decline, $6,264 was due to a decrease in the average price of oil sold. The average price fell to $80.74 from $98.74 per barrel (bbl) for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Also contributing to the decline was $30,787 due to a decrease in the volume of gas sold, falling by 9,157 thousand cubic feet (mcf) in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Partially offsetting the overall decreased revenue was $2,745 from an increase in the volume of oil sold. The volume sold increased by 34 bbls for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Also partially offsetting the overall decreased revenue was $30,051 due an increase in the average price of gas sold to $3.36 from $2.68 per mcf for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Lease operations.  Lease operating expense during the three month period ended March 31, 2013 decreased to $88,237 from $104,466 for the three month period ended March 31, 2012 due to fewer well repairs and workovers.

Administrative and general expenses. Administrative and general expenses rose to $12,170 for the three months ended March 31, 2013 from $9,609 for the three months ended March 31, 2012 due to higher general expense for reporting and legal costs.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the three month period ended March 31, 2013 decreased to $34,046 from $39,090 for the three month period ended March 31, 2012 due to the decreased production volumes for the three month period ended March 31, 2013.

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

2.    Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the three months ended March 31, 2013, a 10% change in the price received for oil and gas production would have had an approximate $15,000 impact on revenue.

3.    Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.           Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management.  Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2012 annual report on internal control over financial reporting, and for the quarter ended March 31, 2013, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 03-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: May 15, 2013	By:	/s/ Alan Clark
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

31.1                      Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2                      Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1                      Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2                      Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.