Form 10-Q
period 2013-06-30
MEWBOURNE ENERGY PARTNERS 03-A LP
filed 2013-08-14
CIK 1170797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
June 30, 2013 (Unaudited) and December 31, 2012	3

Condensed Statements of Operations (Unaudited) -
For the three months ended June 30, 2013 and 2012
and the six months months ended June 30, 2013 and 2012	4

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the six months ended June 30, 2013	5

Condensed Statements of Cash Flows (Unaudited) -
For the six months ended June 30, 2013 and 2012	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

Part I - Financial Information

Item 1. Financial Statements
CONDENSED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Cash	$143	$539
Accounts receivable, affiliate	111,837	119,635
Prepaid state taxes	2,223	1,475
Total current assets	114,203	121,649

Oil and gas properties at cost, full-cost method	19,620,486	19,618,357
Less accumulated depreciation, depletion,
amortization and impairment	(17,605,644)	(17,536,518)
	2,014,842	2,081,839

Total assets	$2,129,045	$2,203,488

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$38,926	$66,062
Total current liabilities	38,926	66,062

Asset retirement obligation	489,164	480,360

Partners' capital	1,600,955	1,657,066

Total liabilities and partners' capital	$2,129,045	$2,203,488

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Oil sales	$38,557	$51,649	$69,399	$86,010
Gas sales	147,650	95,500	265,106	213,692
Total revenues	186,207	147,149	334,505	299,702

Expenses:
Lease operating expense	72,712	117,824	160,949	222,290
Production taxes	13,572	10,371	24,105	21,270
Administrative and general expense	16,871	18,807	29,041	28,416
Depreciation, depletion, and amortization	35,080	44,201	69,126	83,291
Asset retirement obligation accretion	4,402	4,117	8,804	8,234
Total expenses	142,637	195,320	292,025	363,501

Net income (loss)	$43,570	$(48,171)	$42,480	$(63,799)

Basic and diluted net income (loss) per
partner interest
(18,000 interests outstanding)	$2.42	$(2.68)	$2.36	$(3.54)

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the six months ended June 30, 2013
(Unaudited)

Partners' Capital

Balance at December 31, 2012	$1,657,066

Cash distributions	(98,591)

Net income	42,480

Balance at June 30, 2013	$1,600,955

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$42,480	$(63,799)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation, depletion, and amortization	69,126	83,291
Asset retirement obligation accretion	8,804	8,234
Changes in operating assets and liabilities:
Accounts receivable, affiliate	7,798	30,036
Prepaid state taxes	(748)	1,146
Accounts payable, affiliate	(27,136)	55,900
Net cash provided by operating activities	100,324	114,808

Cash flows from investing activities:
Purchase and development of oil and gas properties	(2,129)	(226)
Net cash used in investing activities	(2,129)	(226)

Cash flows from financing activities:
Cash distributions to partners	(98,591)	(119,028)
Net cash used in financing activities	(98,591)	(119,028)

Net decrease in cash	(396)	(4,446)
Cash, beginning of period	539	5,098

Cash, end of period	$143	$652

Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to
asset retirement obligation liabilities	$—	$2,254

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

3.           Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities.  Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized.  Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties.  At June 30, 2013 and 2012, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool.  Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves.  Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs for the six months ended June 30, 2013 or 2012.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2013 and the year ended December 31, 2012 is as follows:

	June 30,	December 31,
	2013	2012
Balance, beginning of period	$480,360	$461,636
Liabilities incurred	—	2,254
Accretion expense	8,804	16,470
Balance, end of period	$489,164	$480,360

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities.  No bank borrowing is anticipated.  The Partnership had net working capital of $75,277 at June 30, 2013.

During the six months ended June 30, 2013, the Partnership made cash distributions to the investor partners in the amount of $98,591 as compared to $119,028 for the six months ended June 30, 2012.  The Partnership expects that cash distributions will continue during 2013 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended June 30, 2013 as compared to the three months ended June 30, 2012:

	Three Months Ended June 30,
	2013	2012
Oil sales	$38,557	$51,649
Barrels produced	419	592
Average price/bbl	$92.02	$87.24

Gas sales	$147,650	$95,500
Mcf produced	36,746	42,430
Average price/mcf	$4.02	$2.25

Oil and gas revenues.  As shown in the above table, total oil and gas sales increased by $39,058, a 26.5% rise, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Of this increase, $2,828 and $74,989 were due to increases in the average prices of oil and gas sold, respectively. The average price rose to $92.02 from $87.24 per barrel (bbl) and to $4.02 from $2.25 per thousand cubic feet (mcf) for the for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Partially offsetting the overall increased revenue were $15,920 and $22,839 due to decreases in the volume of oil and gas sold, respectively. The volume fell by 173 bbls and 5,684 mcf in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Lease operations.  Lease operating expense during the three month period ended June 30, 2013 decreased to $72,712 from $117,824 for the three month period ended June 30, 2012 due to fewer well repairs and workovers.

Production taxes.  Production taxes during the three month period ended June 30, 2013 increased to $13,572 from $10,371 for the three month period ended June 30, 2012 due to higher overall oil and gas revenue.

Administrative and general expense.  Administrative and general expense decreased to $16,871 for the three month period ended June 30, 2013 from $18,807 for the three month period ended June 30, 2012 due to lower general expense for reporting and legal costs.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the three month period ended June 30, 2013 decreased to $35,080 from $44,201 for the three month period ended June 30, 2012 due to the decreased production volumes for the three month period ended June 30, 2013.

Results of Operations

For the six months ended June 30, 2013 as compared to the six months ended June 30, 2012:

	Six Months Ended June 30,
	2013	2012
Oil sales	$69,399	$86,010
Barrels produced	801	940
Average price/bbl	$86.64	$91.50

Gas sales	$265,106	$213,692
Mcf produced	71,681	86,522
Average price/mcf	$3.70	$2.47

Oil and gas revenues.  As shown in the above table, total oil and gas sales increased by $34,803, an 11.6% rise, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Of this increase, $106,302 was from a rise in the average price of gas sold. The average price rose to $3.70 from $2.47 per thousand cubic feet (mcf) for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

This increase was partially offset by $12,043 and $54,888 due to decreases in the volumes of oil and gas sold, respectively. The volumes sold decreased by 139 barrels (bbls) and 14,841 mcf for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Also partially offsetting the increase in revenue was $4,568 from a decline in the average price of oil sold. The average price fell to $86.64 from $91.50 per bbl for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Lease operations.  Lease operating expense during the six month period ended June 30, 2013 fell to $160,949 from $222,290 for the six month period ended June 30, 2012 due to fewer well repairs and workovers.

Production taxes.  Production taxes during the six month period ended June 30, 2013 increased to $24,105 from $21,270 for the six month period ended June 30, 2012 due to higher overall oil and gas revenue.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the six month period ended June 30, 2013 decreased to $69,126 from $83,291 for the six month period ended June 30, 2012 due to the decreased production volumes for the six month period ended June 30, 2013.

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

2.    Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2013, a 10% change in the price received for oil and gas production would have had an approximate $33,000 impact on revenue.

3.    Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.           Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management.  Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2012 annual report on internal control over financial reporting, and for the quarter ended June 30, 2013, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 03-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: August 14, 2013	By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION

31.1                      Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2                      Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1                      Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2                      Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.