Form 10-Q
period 2014-03-31
MEWBOURNE ENERGY PARTNERS 03-A LP
filed 2014-05-15
CIK 1170797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐ No ☒

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

INDEX

Part 1 – Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets –
March 31, 2014 (Unaudited) and December 31, 2013	3

Condensed Statements of Operations (Unaudited) –
For the three months ended March 31, 2014 and 2013	4

Condensed Statement of Changes In Partners' Capital (Unaudited) –
For the three months ended March 31, 2014	5

Condensed Statements of Cash Flows (Unaudited) –
For the three months ended March 31, 2014 and 2013	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	11

Item 4. Disclosure Controls and Procedures	11

Part II – Other Information

Item 1. Legal Proceedings	12

Item 6. Exhibits and Reports on Form 8-K	12

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

Part I - Financial Information

Item 1.  Financial Statements

CONDENSED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS

Cash	$12,020	$1,223
Accounts receivable, affiliate	151,126	110,830
Prepaid state taxes	1,026	770
Total current assets	164,172	112,823

Oil and gas properties at cost, full-cost method	19,621,819	19,621,866
Less accumulated depreciation, depletion,
amortization and impairment	(17,692,553)	(17,663,938)
	1,929,266	1,957,928

Total assets	$2,093,438	$2,070,751

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$59,329	$35,772
Total current liabilities	59,329	35,772

Asset retirement obligation	498,743	494,343

Partners' capital	1,535,366	1,540,636

Total liabilities and partners' capital	$2,093,438	$2,070,751

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the
	Three Months Ended
	March 31,
	2014	2013
Revenues:
Oil sales	$56,769	$30,842
Gas sales	154,238	117,456
Total revenues	211,007	148,298

Expenses:
Lease operating expense	82,036	88,237
Production taxes	15,823	10,533
Administrative and general expense	6,464	12,170
Depreciation, depletion, and amortization	28,615	34,046
Asset retirement obligation accretion	4,578	4,402
Total expenses	137,516	149,388

Net income (loss)	$73,491	$(1,090)

Basic and diluted net income (loss) per
partner interest
(18,000 interests outstanding)	$4.08	$(0.06)

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the three months ended March 31, 2014
(Unaudited)

Partners’ Capital

Balance at December 31, 2013	$1,540,636

Cash distributions	(78,761)

Net income	73,491

Balance at March 31, 2014	$1,535,366

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2014		2013
Cash flows from operating activities:
Net income (loss)	$73,491		$(1,090)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation, depletion, and amortization	28,615		34,046
Asset retirement obligation accretion	4,578		4,402
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(40,296)		27,915
Prepaid state taxes	(256)		(491)
Accounts payable, affiliate	23,557		(12,093)
Net cash provided by operating activities	89,689		52,689

Cash flows from investing activities:
Purchase and development of oil and gas properties	(131)		(1,930)
Net cash used in investing activities	(131)		(1,930)

Cash flows from financing activities:
Cash distributions to partners	(78,761)		(48,591)
Net cash used in financing activities	(78,761)		(48,591)

Net increase in cash	10,797		2,168
Cash, beginning of period	1,223		539

Cash, end of period	$12,020		$2,707

Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to
asset retirement obligation liabilities	$(178)	$	— ;

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

2.     Summary of Significant Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2013, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

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

3.     Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2014 and 2013, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs for the three months ended March 31, 2014 or 2013.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2014 and the year ended December 31, 2013 is as follows:

	March 31,	December 31,
	2014	2013
Balance, beginning of period	$494,343	$480,360
Liabilities incurred	495	988
Liabilities reduced due to settlements and plugging and abandonments	(673)	(4,460)
Accretion expense	4,578	17,455
Balance, end of period	$498,743	$494,343

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $104,843 at March 31, 2014.

During the three months ended March 31, 2014, the Partnership made cash distributions to the investor partners in the amount of $78,761 as compared to $48,591 for the three months ended March 31, 2013. The Partnership expects that cash distributions will continue during 2014 as additional oil and gas revenues are sufficient to produce cash flows from operations. Since inception, the Partnership has made distributions of $20,200,801, inclusive of state tax payments.

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

Results of Operations

For the three months ended March 31, 2014 as compared to the three months ended March 31, 2013:

	Three Months Ended March 31,
	2014	2013
Oil sales	$56,769	$30,842
Barrels produced	616	382
Average price/bbl	$92.16	$80.74

Gas sales	$154,238	$117,456
Mcf produced	27,188	34,935
Average price/mcf	$5.67	$3.36

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $62,709, a 42.3% rise, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Of this increase, $4,362 and $80,731 were due to rises in the average prices of oil and gas sold, respectively. The average price increased to $92.16 from $80.74 per barrel (bbl) and to $5.67 from $3.36 per thousand cubic feet (mcf) for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Also contributing to the increase was $21,565 due to a rise in the volume of oil sold. The volume rose by 234 bbls for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

These increases were partially offset by a decrease of $43,949 from a decline in the volume of gas sold. The volume fell by 7,747 mcf for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Lease operations. Lease operating expense during the three month period ended March 31, 2014 decreased to $82,036 from $88,237 for the three month period ended March 31, 2013 due to fewer well repairs and workovers.

Production taxes. Production taxes during the three month period ended March 31, 2014 increased to $15,823 from $10,533 for the three month period ended March 31, 2013 due to increased oil and gas revenue.

Administrative and general expense. Administrative and general expense decreased to $6,464 for the three month period ended March 31, 2014 from $12,170 for the three month period ended March 31, 2013 due to decreased administrative expenses allocable to the Partnership and lower general expense for reporting and legal costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended March 31, 2014 decreased to $28,615 from $34,046 for the three month period ended March 31, 2013. This was due to the net decrease in oil and gas production.

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

2.     Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the three months ended March 31, 2014, a 10% change in the price received for oil and gas production would have had an approximate $21,000 impact on revenue.

3.     Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.  Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2013 annual report on internal control over financial reporting, and for the quarter ended March 31, 2014, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.  Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 03-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:	May 15,, 2014

		By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

