Form 10-Q
period 2014-06-30
MEWBOURNE ENERGY PARTNERS 03-A LP
filed 2014-08-14
CIK 1170797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐ No ☒

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

INDEX

Part 1 – Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets –
June 30, 2014 (Unaudited) and December 31, 2013	3

Condensed Statements of Operations (Unaudited) –
For the three months ended June 30, 2014 and 2013
and the six months ended June 30, 2014 and 2013	4

Condensed Statement of Changes In Partners' Capital (Unaudited) –
For the six months ended June 30, 2014	5

Condensed Statements of Cash Flows (Unaudited) –
For the six months ended June 30, 2014 and 2013	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II – Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

Part I - Financial Information

Item 1.  Financial Statements

CONDENSED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

Cash	$5,444	$1,223
Accounts receivable, affiliate	126,238	110,830
Prepaid state taxes	1,283	770
Total current assets	132,965	112,823

Oil and gas properties at cost, full-cost method	19,617,181	19,621,866
Less accumulated depreciation, depletion,
amortization and impairment	(17,728,646)	(17,663,938)
	1,888,535	1,957,928

Total assets	$2,021,500	$2,070,751

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$58,204	$35,772
Total current liabilities	58,204	35,772

Asset retirement obligation	503,582	494,343

Partners' capital	1,459,714	1,540,636

Total liabilities and partners' capital	$2,021,500	$2,070,751

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Oil sales	$55,476	$38,557	$112,245	$69,399
Gas sales	137,387	147,650	291,625	265,106
Total revenues	192,863	186,207	403,870	334,505

Expenses:
Lease operating expense	86,182	72,712	168,218	160,949
Production taxes	11,479	13,572	27,302	24,105
Administrative and general expense	23,414	16,871	29,878	29,041
Depreciation, depletion, and amortization	37,860	35,080	66,475	69,126
Asset retirement obligation accretion	4,580	4,402	9,158	8,804
Total expenses	163,515	142,637	301,031	292,025

Net income	$29,348	$43,570	$102,839	$42,480

Basic and diluted net income per
partner interest
(18,000 interests outstanding)	$1.63	$2.42	$5.71	$2.36

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

For the six months ended June 30, 2014

(Unaudited)

Partners' Capital

Balance at December 31, 2013	$1,540,636

Cash distributions	(183,761)

Net income	102,839

Balance at June 30, 2014	$1,459,714

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$102,839	$42,480
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	66,475	69,126
Asset retirement obligation accretion	9,158	8,804
Plugging and abandonment cost paid from asset retirement obligation	(1,767)	—
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(15,408)	7,798
Prepaid state taxes	(513)	(748)
Accounts payable, affiliate	22,432	(27,136)
Net cash provided by operating activities	183,216	100,324
Cash flows from investing activities:
Proceeds from sale of oil and gas properties	4,766	—
Purchase and development of oil and gas properties	—	(2,129)
Net cash provided by (used in) investing activities	4,766	(2,129)
Cash flows from financing activities:
Cash distributions to partners	(183,761)	(98,591)
Net cash used in financing activities	(183,761)	(98,591)
Net increase (decrease) in cash	4,221	(396)
Cash, beginning of period	1,223	539
Cash, end of period	$5,444	$143
Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to
asset retirement obligation liabilities	$81	$—

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

3.    Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2014 and 2013, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs during the six months ended June 30, 2014 or 2013.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2014 and the year ended December 31, 2013 is as follows:

	June 30,	December 31,
	2014	2013
Balance, beginning of period	$494,343	$480,360
Liabilities incurred	754	988
Liabilities reduced due to settlements and plugging and abandonments	(673)	(4,460)
Accretion expense	9,158	17,455
Balance, end of period	$503,582	$494,343

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $74,761 at June 30, 2014.

During the six months ended June 30, 2014, the Partnership made cash distributions to the investor partners in the amount of $183,761 as compared to $98,591 for the six months ended June 30, 2013. The Partnership expects that cash distributions will continue during 2014 as additional oil and gas revenues are sufficient to produce cash flows from operations. Since inception, the Partnership has made distributions of $20,305,801, inclusive of state tax payments.

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

Results of Operations

For the three months ended June 30, 2014 as compared to the three months ended June 30, 2013:

	Three Months Ended June 30,
	2014	2013
Oil sales	$55,476	$38,557
Barrels produced	593	419
Average price/bbl	$93.55	$92.02

Gas sales	$137,387	$147,650
Mcf produced	33,063	36,746
Average price/mcf	$4.16	$4.02

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $6,656, a 3.6% increase, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Of this increase, $641 and $5,041 were due to inclines in the average prices of oil and gas sold, respectively. The average price increased to $93.55 from $92.02 per barrel (bbl) and to $4.16 from $4.02 per thousand cubic feet (mcf) for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Also contributing to the increase was $16,278 due to an incline in the volume of oil sold. The volume rose by 174 bbls for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

These increases were partially offset by a decrease of $15,304 from a decline in the volume of gas sold. The volume fell by 3,683 mcf for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Lease operations. Lease operating expense during the three month period ended June 30, 2014 increased to $86,182 from $72,712 for the three month period ended June 30, 2013 due to more well repairs and workovers.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2014 increased to $23,414 from $16,871 for the three month period ended June 30, 2013 due to increased administrative expenses allocable to the Partnership and higher general expense for reporting and legal costs.

Results of Operations

For the six months ended June 30, 2014 as compared to the six months ended June 30, 2013:

	Six Months Ended June 30,
	2014	2013
Oil sales	$112,245	$69,399
Barrels produced	1,209	801
Average price/bbl	$92.84	$86.64

Gas sales	$291,625	$265,106
Mcf produced	60,251	71,681
Average price/mcf	$4.84	$3.70

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $69,365, a 20.7% increase, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Of this increase, $4,967 and $81,842 were due to inclines in the average prices of oil and gas sold, respectively. The average price increased to $92.84 from $86.64 per barrel (bbl) and to $4.84 from $3.70 per thousand cubic feet (mcf) for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Also contributing to the increase was $37,879 due to an incline in the volume of oil sold. The volume rose by 408 bbls for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

These increases were partially offset by a decrease of $55,323 from a decline in the volume of gas sold. The volume fell by 11,430 mcf for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Lease operations. Lease operating expense during the six month period ended June 30, 2014 increased to $168,218 from $160,949 for the six month period ended June 30, 2013 due to more well repairs and workovers.

Production taxes. Production taxes during the six month period ended June 30, 2014 increased to $27,302 from $24,105 for the six month period ended June 30, 2013 due to higher overall oil and gas revenue.

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

2.    Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2014, a 10% change in the price received for oil and gas production would have had an approximate $40,000 impact on revenue.

3.    Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.    Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2013 annual report on internal control over financial reporting, and for the quarter ended June 30, 2014, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.  Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 03-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:	August 14, 2014

		By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

