Form 10-Q
period 2014-09-30
MEWBOURNE ENERGY PARTNERS 03-A LP
filed 2014-11-14
CIK 1170797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☐ No ☒

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

INDEX

Part 1 – Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets –
September 30, 2014 (Unaudited) and December 31, 2013	3

Condensed Statements of Operations (Unaudited) –
For the three months ended September 30, 2014 and 2013
and the nine months ended September 30, 2014 and 2013	4

Condensed Statement of Changes In Partners' Capital (Unaudited) –
For the nine months ended September 30, 2014	5

Condensed Statements of Cash Flows (Unaudited) –
For the nine months ended September 30, 2014 and 2013	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II – Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

Part I - Financial Information

Item 1.  Financial Statements

CONDENSED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

Cash	$2,643	$1,223
Accounts receivable, affiliate	103,969	110,830
Prepaid state taxes	1,540	770
Total current assets	108,152	112,823

Oil and gas properties at cost, full-cost method	19,616,089	19,621,866
Less accumulated depreciation, depletion,
amortization and impairment	(17,759,300)	(17,663,938)
	1,856,789	1,957,928

Total assets	$1,964,941	$2,070,751

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$36,521	$35,772
Total current liabilities	36,521	35,772

Asset retirement obligation	508,411	494,343

Partners' capital	1,420,009	1,540,636

Total liabilities and partners' capital	$1,964,941	$2,070,751

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Oil sales	$46,546	$61,211	$158,791	$130,610
Gas sales	115,676	117,740	407,301	382,846
Total revenues	162,222	178,951	566,092	513,456

Expenses:
Lease operating expense	84,764	80,231	252,982	241,180
Production taxes	10,595	12,642	37,897	36,747
Administrative and general expense	11,526	9,961	41,404	39,002
Depreciation, depletion, and amortization	30,654	33,023	97,129	102,149
Asset retirement obligation accretion	4,389	4,336	13,547	13,140
Total expenses	141,928	140,193	442,959	432,218

Net income	$20,294	$38,758	$123,133	$81,238

Basic and diluted net income per
partner interest
(18,000 interests outstanding)	$1.13	$2.15	$6.84	$4.51

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

For the nine months ended September 30, 2014

(Unaudited)

Partners' Capital

Balance at December 31, 2013	$1,540,636

Cash distributions	(243,760)

Net income	123,133

Balance at September 30, 2014	$1,420,009

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$123,133	$81,238
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	97,129	102,149
Asset retirement obligation accretion	13,547	13,140
Plugging and abandonment cost paid from asset retirement obligation	(1,767)	(7,350)
Changes in operating assets and liabilities:
Accounts receivable, affiliate	6,861	11,113
Prepaid state taxes	(770)	(1,005)
Accounts payable, affiliate	(99)	(22,825)
Net cash provided by operating activities	238,034	176,460

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	7,146	—
Purchase and development of oil and gas properties	—	(5,959)
Net cash provided by (used in) investing activities	7,146	(5,959)

Cash flows from financing activities:
Cash distributions to partners	(243,760)	(168,595)
Net cash used in financing activities	(243,760)	(168,595)

Net increase in cash	1,420	1,906
Cash, beginning of period	1,223	539

Cash, end of period	$2,643	$2,445

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$521	$3,878

Change to property, plant and equipment related to accrual of
leaseholds	$848	$—

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

3. Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2014 and 2013, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs during the nine months ended September 30, 2014 or 2013.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2014 and the year ended December 31, 2013 is as follows:

	September 30,	December 31,
	2014	2013
Balance, beginning of period	$494,343	$480,360
Liabilities incurred	1,200	988
Liabilities reduced due to settlements and plugging and abandonments	(679)	(4,460)
Accretion expense	13,547	17,455
Balance, end of period	$508,411	$494,343

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $71,631 at September 30, 2014.

During the nine months ended September 30, 2014, the Partnership made cash distributions to the investor partners in the amount of $243,760 as compared to $168,595 for the nine months ended September 30, 2013. The Partnership expects that cash distributions will continue during 2014 as additional oil and gas revenues are sufficient to produce cash flows from operations. Since inception, the Partnership has made distributions of $20,365,800, inclusive of state tax payments.

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

Results of Operations

For the three months ended September 30, 2014 as compared to the three months ended September 30, 2013:

	Three Months Ended September 30,
	2014	2013
Oil sales	$46,546	$61,211
Barrels produced	530	622
Average price/bbl	$87.82	$98.41

Gas sales	$115,676	$117,740
Mcf produced	28,927	34,387
Average price/mcf	$4.00	$3.42

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $16,729, a 9.3% decline, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Of this decline, $8,080 and $21,834 were due to decreases in the volumes of oil and gas sold, respectively. The volumes sold decreased by 92 barrels (bbls) and 5,460 thousand cubic feet (mcf) for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Also contributing to the decline in revenue was $6,585 from a decrease in the average price of oil sold. The average price fell to $87.82 from $98.41 per bbl for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

These decreases were partially offset by an increase of $19,770 due to a rise in the average price of gas sold. The average price increased to $4.00 from $3.42 per mcf for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Lease operations. Lease operating expense during the three month period ended September 30, 2014 increased to $84,764 from $80,231 for the three month period ended September 30, 2013 due to more well repairs and workovers.

Results of Operations

For the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013:

	Nine Months Ended September 30,
	2014	2013
Oil sales	$158,791	$130,610
Barrels produced	1,739	1,423
Average price/bbl	$91.31	$91.78

Gas sales	$407,301	$382,846
Mcf produced	89,178	106,068
Average price/mcf	$4.57	$3.61

Oil and gas revenues. As shown in the above table, total oil and gas sales rose by $52,636, a 10.3% increase, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Of this increase, $28,854 was due to an increase in the volume of oil sold by 316 barrels (bbls) for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Also contributing to the increase was a $101,596 increase in the average price of gas sold to $4.57 from $3.61 per thousand cubic feet (mcf) for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

These increases were partially offset by a decrease in revenue of $673 due to a decline in the average price of oil sold to $91.31 from $91.78 per bbl for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Also partially offsetting the increase in revenue was $77,141 due to a decrease in the volume of gas sold by 16,890 mcf for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Lease operations. Lease operating expense during the nine month period ended September 30, 2014 increased to $252,982 from $241,180 for the nine month period ended September 30, 2013 due to more well repairs and workovers.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine month period ended September 30, 2014 decreased to $97,129 from $102,149 for the nine month period ended September 30, 2013. This was due to the overall decrease in oil and gas production.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2014, a 10% change in the price received for oil and gas production would have had an approximate $57,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.    Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2013 annual report on internal control over financial reporting, and for the quarter ended September 30, 2014, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.  Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 03-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:	November 14, 2014

		By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

