Form 10-Q
period 2016-06-30
MEWBOURNE ENERGY PARTNERS 03-A LP
filed 2016-08-15
CIK 1170797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes ☐   No ☒

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

INDEX

Part 1 – Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets –
June 30, 2016 (Unaudited) and December 31, 2015	3

Condensed Statements of Operations (Unaudited) –
For the three months ended June 30, 2016 and 2015
and the six months ended June 30, 2016 and 2015	4

Condensed Statement of Changes In Partners' Capital (Unaudited) –
For the six months ended June 30, 2016	5

Condensed Statements of Cash Flows (Unaudited) –
For the six months ended June 30, 2016 and 2015	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II – Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

Part I - Financial Information

Item 1.  Financial Statements

CONDENSED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

Cash	$2,150	$4,775
Accounts receivable, affiliate	40,556	36,620
Prepaid state taxes	2,890	1,994
Total current assets	45,596	43,389

Oil and gas properties at cost, full-cost method	19,618,788	19,618,601
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(18,919,673)	(18,721,720)
	699,115	896,881

Total assets	$744,711	$940,270

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$92,061	$58,165
Total current liabilities	92,061	58,165

Asset retirement obligation	534,284	525,390

Partners' capital	118,366	356,715

Total liabilities and partners' capital	$744,711	$940,270

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Oil sales	$16,332	$19,194	$28,646	$33,804
Gas sales	41,575	61,143	80,685	127,065
Total revenues	57,907	80,337	109,331	160,869

Expenses:
Lease operating expense	54,042	72,685	106,740	161,473
Production taxes	3,109	5,328	6,290	11,626
Administrative and general expense	16,967	16,983	24,603	27,606
Depreciation, depletion, and amortization	21,444	34,608	36,679	65,627
Cost ceiling write-down	139,281	107,267	164,474	107,267
Asset retirement obligation accretion	4,447	4,307	8,894	8,816
Total expenses	239,290	241,178	347,680	382,415

Net loss	$(181,383)	$(160,841)	$(238,349)	$(221,546)

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

For the six months ended June 30, 2016

(Unaudited)

Partners' Capital

Balance at December 31, 2015	$356,715

Net loss	(238,349)

Balance at June 30, 2016	$118,366

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(238,349)	$(221,546)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation, depletion, and amortization	36,679	65,627
Cost ceiling write-down	164,474	107,267
Asset retirement obligation accretion	8,894	8,816
Plugging and abandonment cost paid from asset retirement obligation	(3,200)	—
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(3,936)	36,374
Prepaid state taxes	(896)	(921)
Accounts payable, affiliate	33,896	18,976
Net cash (used in) provided by operating activities	(2,438)	14,593

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	—	3,901
Purchase and development of oil and gas properties	(187)	—
Net cash (used in) provided by investing activities	(187)	3,901

Cash flows from financing activities:
Cash distributions to partners	—	(25,783)
Net cash used in financing activities	—	(25,783)

Net decrease in cash	(2,625)	(7,289)
Cash, beginning of period	4,775	10,030

Cash, end of period	$2,150	$2,741

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$3,200	$—

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

3. Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2016 and 2015, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were cost ceiling write-downs totaling $164,474 and $107,267 for the six months ended June 30, 2016 and 2015, respectively.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2016 and the year ended December 31, 2015 is as follows:

	2016	2015
Balance, beginning of period	$525,390	$513,303
Liabilities reduced due to settlements	—	(5,260)
Accretion expense	8,894	17,347
Balance, end of period	$534,284	$525,390

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

The Partnership had negative net working capital of $46,465 at June 30, 2016. MOC has informed the Partnership that if cash flows are insufficient to fund its operating costs, MOC will not demand immediate payment of amounts owed to it.

The Partnership had reduced cash flows from operations for the six months ended June 30, 2016 due to the steep decline in oil and gas prices during the previous twelve months. Considering these reduced operating cashflows, the Partnership does not anticipate resuming distributions until oil and gas prices improve.

During the six months ended June 30, 2016, the Partnership made no cash distributions to the investor partners as compared to $25,783 for the six months ended June 30, 2015. Since inception, the Partnership has made distributions of $20,448,648, inclusive of state tax payments.

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

Results of Operations

For the three months ended June 30, 2016 as compared to the three months ended June 30, 2015:

	Three Months Ended June 30,
	2016	2015
Oil sales	$16,332	$19,194
Barrels produced	431	372
Average price/bbl	$37.89	$51.60

Gas sales	$41,575	$61,143
Mcf produced	28,133	27,489
Average price/mcf	$1.48	$2.22

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $22,430, a 27.9% decline, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Of this decline, $5,098 and $20,520 were due to decreases in the average prices of oil and gas sold, respectively. The average price fell to $37.89 from $51.60 per barrel (bbl) and to $1.48 from $2.22 per thousand cubic feet (mcf) for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Slightly offsetting these declines were increases of $2,236 and $952 from increases in the volumes of oil and gas sold, respectively, by 59 bbls and 644 mcf.

Lease operations. Lease operating expense during the three month period ended June 30, 2016 decreased to $54,042 from $72,685 for the three month period ended June 30, 2015 due to fewer well repairs and workovers.

Production taxes. Production taxes during the three month period ended June 30, 2016 decreased to $3,109 from $5,328 for the three month period ended June 30, 2015. This was due to lower overall oil and gas revenue for the three month period ended June 30, 2016.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended June 30, 2016 decreased to $21,444 from $34,608 for the three months ended June 30, 2015 due to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization.

Cost ceiling write-down. There were cost ceiling write-downs of $139,281 and $107,267 for the three months ended June 30, 2016 and 2015, respectively. These were due to lower average oil and gas prices for the twelve months preceding the write-downs.

Results of Operations

For the six months ended June 30, 2016 as compared to the six months ended June 30, 2015:

	Six Months Ended June 30,
	2016	2015
Oil sales	$28,646	$33,804
Barrels produced	857	719
Average price/bbl	$33.43	$47.02

Gas sales	$80,685	$127,065
Mcf produced	52,966	54,319
Average price/mcf	$1.52	$2.34

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $51,538, a 32.0% decline, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Of this decline, $9,771 and $44,319 were due to decreases in the average prices of oil and gas sold, respectively. The average price fell to $33.43 from $47.02 per barrel (bbl) and to $1.52 from $2.34 per thousand cubic feet (mcf) for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Also contributing to the decline in sales was $2,061 due to a lower volume of gas sold by 1,353 mcf.

Slightly offsetting these declines was an increase of $4,613 from an increase in the volume of oil sold by 138 bbls.

Lease operations. Lease operating expense during the six month period ended June 30, 2016 decreased to $106,740 from $161,473 for the six month period ended June 30, 2015 due to fewer well repairs and workovers.

Production taxes. Production taxes during the six month period ended June 30, 2016 decreased to $6,290 from $11,626 for the six month period ended June 30, 2015. This was due to lower overall oil and gas revenue for the six month period ended June 30, 2016.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2016 fell to $24,603 from $27,606 for the six month period ended June 30, 2015 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six months ended June 30, 2016 decreased to $36,679 from $65,627 for the six months ended June 30, 2015 due to the overall decrease in oil and gas production.

Cost ceiling write-down. There were cost ceiling write-downs totaling $164,474 and $107,267 for the six months ended June 30, 2016 and 2015, respectively. These were due to lower average oil and gas prices for the twelve months preceding the write-downs.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2016, a 10% change in the price received for oil and gas production would have had an approximate $11,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4. Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2015 annual report on internal control over financial reporting, and for the quarter ended June 30, 2016, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.  Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 03-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:	August 15, 2016

		By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

