Form 10-Q
period 2017-06-30
MEWBOURNE ENERGY PARTNERS 03-A LP
filed 2017-08-14
CIK 1170797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes  ☐  No ☒

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

INDEX

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

Part I - Financial Information

Item 1. Financial Statements
CONDENSED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

Cash	$645	$758
Accounts receivable, affiliate	46,573	46,640
Prepaid state taxes	925	694
Total current assets	48,143	48,092

Oil and gas properties at cost, full-cost method	19,619,719	19,619,265
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(18,955,605)	(18,937,897)
	664,114	681,368

Total assets	$712,257	$729,460

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$28,579	$49,935
Total current liabilities	28,579	49,935

Asset retirement obligation	552,668	543,178

Partners' capital	131,010	136,347

Total liabilities and partners' capital	$712,257	$729,460

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Oil sales	$11,391	$16,332	$26,772	$28,646
Gas sales	59,386	41,575	113,896	80,685
Total revenues	70,777	57,907	140,668	109,331

Expenses:
Lease operating expense	47,624	54,042	85,075	106,740
Production taxes	4,569	3,109	9,308	6,290
Administrative and general expense	13,580	16,967	23,831	24,603
Depreciation, depletion, and amortization	7,295	21,444	16,634	36,679
Cost ceiling write-down	1,471	139,281	1,471	164,474
Asset retirement obligation accretion	4,745	4,447	9,490	8,894
Total expenses	79,284	239,290	145,809	347,680
Net loss	$(8,507)	$(181,383)	$(5,141)	$(238,349)

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the six months ended June 30, 2017
(Unaudited)

Partners’ Capital

Balance at December 31, 2016	$136,347

Cash distributions	(196)

Net loss	(5,141)

Balance at June 30, 2017	$131,010

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 03-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,141)	$(238,349)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation, depletion, and amortization	16,634	36,679
Cost ceiling write-down	1,471	164,474
Asset retirement obligation accretion	9,490	8,894
Plugging and abandonment cost paid from asset retirement obligation	(397)	(3,200)
Changes in operating assets and liabilities:
Accounts receivable, affiliate	67	(3,936)
Prepaid state taxes	(231)	(896)
Accounts payable, affiliate	(21,356)	33,896
Net cash provided by (used in) operating activities	537	(2,438)

Cash flows from investing activities:
Purchase and development of oil and gas properties	(454)	(187)
Net cash used in investing activities	(454)	(187)

Cash flows from financing activities:
Cash distributions to partners	(196)	—
Net cash used in financing activities	(196)	—

Net decrease in cash	(113)	(2,625)
Cash, beginning of period	758	4,775
Cash, end of period	$645	$2,150

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$397	—

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

3.       Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2017 and 2016, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were cost ceiling write-downs totaling $1,471 and $164,474 for the six months ended June 30, 2017 and 2016, respectively.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2017 and the year ended December 31, 2016 is as follows:

	2017	2016
Balance, beginning of period	$543,178	$525,390
Accretion expense	9,490	17,788
Balance, end of period	$552,668	$543,178

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

______________________

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $19,564 at June 30, 2017.

During the six months ended June 30, 2017, the Partnership made cash distributions in the form of state tax payments for the benefit of investor partners in the amount of $196 as compared to none for the six months ended June 30, 2016. Since inception, the Partnership has made distributions of $20,451,506, inclusive of state tax payments.

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

Results of Operations

For the three months ended June 30, 2017 as compared to the three months ended June 30, 2016:

	Three Months Ended June 30,
	2017	2016
Oil sales	$11,391	$16,332
Barrels produced	261	431
Average price/bbl	$43.64	$37.89

Gas sales	$59,386	$41,575
Mcf produced	22,859	28,133
Average price/mcf	$2.60	$1.48

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $12,870, a 22.2% rise, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Of this increase, $2,478 and $31,512 were due to inclines in the average prices of oil and gas sold, respectively. The average price rose to $43.64 from $37.89 per barrel (bbl) and to $2.60 from $1.48 per thousand cubic feet (mcf) for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Partially offsetting these increases were decreases of $7,419 and $13,701 from declines in the volumes of oil and gas sold by 170 bbls and 5,274 mcf.

Lease operations. Lease operating expense during the three month period ended June 30, 2017 decreased to $47,624 from $54,042 for the three month period ended June 30, 2016 due to fewer well repairs and workovers and lower pumping expenses and overhead.

Production taxes. Production taxes during the three month period ended June 30, 2017 increased to $4,569 from $3,109 for the three month period ended June 30, 2016. This was due to higher overall oil and gas revenue for the three month period ended June 30, 2017.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2017 fell to $13,580 from $16,967 for the three month period ended June 30, 2016 due to lower reporting and legal costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended June 30, 2017 decreased to $7,295 from $21,444 for the three months ended June 30, 2016 due to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization and to the lower net oil and gas production volumes.

Cost ceiling write-down. There were cost ceiling write-downs of $1,471 and $139,281 for the three months ended June 30, 2017 and 2016, respectively. These were due to lower average oil and gas prices for the twelve months preceding the write-downs.

Results of Operations

For the six months ended June 30, 2017 as compared to the six months ended June 30, 2016:

	Six Months Ended June 30,
	2017	2016
Oil sales	$26,772	$28,646
Barrels produced	578	857
Average price/bbl	$46.32	$33.43

Gas sales	$113,896	$80,685
Mcf produced	44,553	52,966
Average price/mcf	$2.56	$1.52

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $31,337, a 28.7% rise, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Of this increase, $11,049 and $54,718 were due to inclines in the average prices of oil and gas sold, respectively. The average price rose to $46.32 from $33.43 per barrel (bbl) and to $2.56 from $1.52 per thousand cubic feet (mcf) for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Partially offsetting these increases were decreases of $12,923 and $21,507 from declines in the volumes of oil and gas sold by 279 bbls and 8,413 mcf.

Lease operations. Lease operating expense during the six month period ended June 30, 2017 decreased to $85,075 from $106,740 for the six month period ended June 30, 2016 due to fewer well repairs and workovers and lower pumping expenses and overhead.

Production taxes. Production taxes during the six month period ended June 30, 2017 increased to $9,308 from $6,290 for the six month period ended June 30, 2016. This was due to higher overall oil and gas revenue for the six month period ended June 30, 2017.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2017 fell to $23,831 from $24,603 for the six month period ended June 30, 2016 due to lower reporting and legal costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six months ended June 30, 2017 decreased to $16,634 from $36,679 for the six months ended June 30, 2016 due to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization and to the lower net oil and gas production volumes.

Cost ceiling write-down. There were cost ceiling write-downs totaling $1,471 and $164,474 for the six months ended June 30, 2017 and 2016, respectively. These were due to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization and to the lower average oil and gas prices for the twelve months preceding the write-downs.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2017, a 10% change in the price received for oil and gas production would have had an approximate $14,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2016 annual report on internal control over financial reporting, and for the quarter ended June 30, 2017, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 03-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: August 14, 2017

By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

